Form 10-K
period 2009-12-31
WEIKANG BIO-TECHNOLOGY GROUP CO., INC.
filed 2010-03-31
CIK 1484042

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2009

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number 000-52350

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-2816569 (I.R.S. employer identification number)

No. 365 Chengde Street, Daowai District, Harbin
Heilongjiang Province, PRC 150020
(Address of principal executive offices and zip code)

(86451) 8835 5530
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.00001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]                                No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
Yes [  ]                                No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes [  ]                                No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	
Non-accelerated filer	 (Do not check if a smaller reporting company)
Accelerated filer	
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [x]

The Registrant’s revenues for its fiscal year ended December 31, 2009 were $47,484,188.

The aggregate market value of the voting stock on March 31, 2010 (consisting of Common Stock, $0.00001 par value per share) held by non-affiliates was approximately $9,940,523 based upon the most recent sales price ($3.05) for such Common Stock on said date, March 31, 2010, there were 27,984,388 shares of our Common Stock issued and outstanding, of which approximately 3,259,188 shares were held by non-affiliates.

Number of shares of common stock, par value $.00001, outstanding as of March 31, 2010: 27,984,388

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

TABLE OF CONTE NTS

PART I:

ITEM 1. BUSINESS

History

As used herein the terms "We", the "Company", "WKBT", the "Registrant," or the "Issuer" refers to Weikang Bio-Technology Group Co., Inc., its subsidiaries and predecessors, unless indicated otherwise. The Company was originally incorporated on May 12, 2004 in the State of Florida as Expedition Leasing, Inc. (“Expedition”). On July 12, 2008, the Company redomiciled from the State of Florida to the State of Nevada and changed its name to Weikang Bio-Technology Group Co., Inc. pursuant to an acquisition of Sinary Bio-Technology Holdings Group, Inc. (“Sinary”), a Nevada corporation and, Sinary’s wholly owned subsidiary, Heilongjiang Weikang Biotechnology Group Co., Ltd. (“Weikang” or “Heilongjiang Weikang”), a limited liability company organized and existing under the laws of the People’s Republic of China (“PRC” of “China”). Upon completion of the transaction on December 7, 2007, Sinary and Heilongjiang Weikang became our wholly-owned subsidiary. The transaction was treated for accounting purposes as a capital transaction and recapitalization by Sinary and Heilongjiang Weikang, the accounting acquirer (legal acquiree) and as a re-organization by WKBT, the accounting acquiree (legal acquirer)

On July 22, 2008, Heilongjiang Weikang acquired 100% of the issued and outstanding equity interest of Tianfang (Guizhou) Pharmaceutical Co., Ltd. (“Tianfang”), a Chinese limited liability company, for $15,000,000, pursuant to a Stock Transfer Agreement dated and entered into on June 30, 2008 by and among Heilongjiang Weikang, Tianfang, and Tianfang’s two shareholders, Beijing Shiji Qisheng Trading Co., Ltd. and Tri-H Trade (U.S.A.) Co., Ltd. The $15,000,000 was paid in full by Heilongjiang Weikang as of December 31, 2009. We believe the acquisition of Tianfang has strengthened our distribution channels and improved our production capacity. As a result of the acquisition we now not only sell Chinese herbal extract products, but we also sell “western” pharmaceuticals.

Overview of Sinary

Sinary was incorporated under the laws of the State of Nevada on August 31, 2007. On October 25, 2007, Sinary entered into an equity interests transfer agreement with the owners of Heilongjiang Weikang to acquire 100% of the equity interests of Heilongjiang Weikang for the sum of 57 million Renminbi (“RMB”), or approximately 7.6 million dollars (the “Acquisition Price”). In connection with this acquisition, on November 6, 2007, Heilongjiang Weikang was approved by the Heilongjiang Provincial Government as a foreign invested enterprise (“FIE”), and the acquisition of Heilongjiang Weikang was deemed completed on November 9, 2007, the date when the Heilongjiang Office of the State Administration for Industry and Commerce (“Heilongjiang SAIC”) issued a FIE business license to Heilongjiang Weikang, and registered Sinary as the 100% owner of Heilongjiang Weikang’s registered capital. Pursuant to the terms of the equity interest transfer agreement and the requirements of applicable PRC laws and regulations, Sinary had a grace period to remit the Acquisition Price by August 6, 2009, which was extended to June 30, 2010 pursuant to an approval letter issued by PRC government on August 7, 2009. (Please see the risk factors concerning the acquisition of Weikang under the sections titled “Risks Related to Our Corporate Structure” and “Risks Related to an Investment in Our Securities” in the Risk Factor section of this current report beginning on page 7.) Other than the 100% equity interest in Heilongjiang Weikang, Sinary has no other assets. Sinary conducts all of its business operations through Heilongjiang Weikang.

Overview of Heilongjiang Weikang

Heilongjiang Weikang was incorporated in the Heilongjiang Province, PRC on March 29, 2005, formerly known as Heilongjiang Province Weikang Bio-Engineering Co., Ltd. Heilongjiang Weikang had initial registered capital of RMB 5 million. On November 21, 2006, Heilongjiang Weikang changed its corporate name to “Heilongjiang Weikang Bio-Technology Group Co., Ltd.” and increased its registered capital to RMB 40 million. On October 25, 2007, the owners of Heilongjiang Weikang sold and transferred 100% of Heilongjiang Weikang’s equity interests to Sinary pursuant to an equity interest transfer agreement.  Upon completion of the transaction on November 9, 2007, Sinary became the 100% owner of Heilongjiang Weikang’s registered capital; and Heilongjiang Weikang was subsequently approved as an FIE by the Heilongjiang Provincial Government. Heilongjiang Weikang is primarily engaged in the development, manufacture, marketing and distribution of health and nutritional supplements in China.

On June 30, 2008, Heilongjiang Weikang entered into a stock transfer agreement with Tianfang (Guizhou) Pharmaceutical Co., Ltd. (“Tianfang”), a limited liability company organized and existing under the laws of China, and Tianfang’s two shareholders: Beijing Shiji Qisheng Trading Co., Ltd., a limited liability company organized and existing under the laws of China (“Shiji Qisheng”), and Tri-H Trade (U.S.A.) Co., Ltd., (“Tri-H”) a California corporation. Pursuant to the terms of the agreement, Heilongjiang Weikang acquired 100% of the issued and outstanding equity interest in Tianfang in exchange for the aggregate purchase price of $15,000,000. The transaction was completed on July 22, 2008. The $15,000,000 was paid in full by Heilongjiang Weikang as of December 31, 2009. We believe the acquisition of Tianfang has strengthened our distribution channels and improved our production capacity. As a result of the acquisition we now not only sell Chinese herbal extract products, but we also sell “western” pharmaceuticals.

Overview of Tianfang

Tianfang was incorporated in Guizhou Province, China in 1998 with registered capital of RMB 5,900,000. Tianfang is located within the “Zhazuo Medicine Industry Area” of Xiuwen country, Guiyang City, Guizhou Province, China where it engages in the development, manufacture and distribution of Chinese herbal extract products and GMP certified western prescription pharmaceuticals.  Tianfang operates on 71,907 square meters with 14,675 square meters of factory facilities. Tianfang has a well-established business that benefits greatly from economy of scale and cost. Tianfang, as an independent subsidiary, currently has approximately 244 employees, including 68 full-time administrators, 126 full-time production workers and 50 full-time sales representatives. Tianfang has six production lines and all of their products have received a Good Manufacturing Practices (“GMP”) certification. In 2009, Tianfang had sales revenues of $34 million and net income of $10 million.

Business Description of the Company

Since the reverse merger with Sinary and Heilongjiang Weikang was consummated, the Company has continued operations of Heilongjiang Weikang, which is principally engaged in developing, manufacturing and distributing health and nutritional supplements in China, in compliance with requisite Chinese licenses and approvals. The Company is also expanding its business scope to develop, manufacture and distribute Chinese herbal extract products and GMP certified western prescription pharmaceuticals through its acquisition of Tianfang.

Principal Products or Services

Heilongjiang Weikang is located in Heilongjiang Province in Northeastern China.  The principal office and manufacturing facility is located in the “Economic and Technology Development Zone” in the city of Shuangcheng, approximately 42 kilometers south of the provincial capital Harbin. Our primary products are Chinese herbal-based health and nutritional supplements. Heilongjiang Weikang actively seeks to maintain and improve the quality of its products, and since April 2006, Heilongjiang Weikang has implemented the “GB/T19001-2000 idt ISO9001:2000” quality assurance management system into all of its manufacturing processes.

Heilongjiang Weikang currently manufactures and distributes a series of internally developed health supplements under a Chinese trade name known as “Rongrun”. The “Rongrun” line of products presently includes:

Rongrun Youth Keeping Capsules

Rongrun Youth Keeping Capsules contain kudzu vine root, soybean isoflavone, oil extract from Chinese forest frog, jequirity fruit, and Vitamin E. These capsules may promote the restoration of the natural balance of female hormones, reduce symptoms of irritability, depression, headache, vomiting, high blood pressure, and other conditions related to menopause. Balancing female hormones may lower the risk of arteriosclerosis by utilizing the body’s natural protection against heart disease before menopause. These capsules are also intended to increase the absorption of calcium, which may deter the onset of osteoporosis, and to enhance the body’s immune system in order to counter negative health conditions associated with aging beyond menopause. This product accounted for approximately 3.78% of our total sales in 2010.

Rongrun Energy Keeping Capsules

The key component of the Rongrun Energy Keeping Capsules is grape seed extract, which is harvested for its high content of oligomeric proacnthocyanidins (OPC). OPC is being studied for its antioxidant properties in reducing free radicals and oxidative stress, which may be effective in reducing the risk of cardiovascular disease by promoting blood vessel elasticity and countering inflammation, and promote a slower and healthier aging process by increasing skin elasticity and smoothness, joint flexibility and heightening immunity. Other ingredients of the Energy Keeping Capsules include Barbary wolfberry fruit, which may improve eyesight and promote liver function by reducing lipid accumulation in the liver, Vitamin E and oil extracted from corn endosperm, which is the albumin tissue produced in the seeds during fertilization and is rich in nutrients. This product accounted for approximately 3.75% of our total sales in 2010.

Rongrun Vitamin Sugar Capsules

The Rongrun Vitamin Sugar Capsules contain bitter melon, hawthorne fruit, propolis, cactus, Vitamin E, and oil extract from corn endosperm, and aims to reduce the onset of cardiovascular disease and fatigue, and promote healthy aging. Propolis, which is a resinous substance that bees collect from tree buds or other botanical sources and used as a sealant in the hive, has long been used in Chinese traditional medicine for the relief of inflammations, viral diseases, ulcers, and superficial burns or scalding. This product accounted for approximately 4.11% of our total sales in 2010.

Rongrun Intestine Cleansing Capsules

The Rongrun Intestine Cleansing Capsules contain shisonin, black currant, Vitamin E, and oil extract from corn endosperm. Shisonin (perilla frutescens), or wild red basil, has long been harvested in China for its medicinal properties. These capsules are intended to lower blood lipid levels in order to reduce the likelihood of brain and heart vessel related diseases, to provide nutrition for the brain and the optic nerve, to strengthen the immune system, and to promote a healthy aging process. This product accounted for approximately 3.84% of our total sales in 2010.

Rongrun Artery Cleansing Capsules

The constituent ingredients of the Rongrun Artery Cleansing Capsules are gingko, hawthorn fruit, Vitamin E, and oil extract from corn endosperm. Ginkgo extract may have three effects on the human body: it may improve blood flow (including microcirculation in small capillaries) to most tissues and organs; it may protect against oxidative cell damage from free radicals; and it may block many of the effects of platelet-activating factor (platelet aggregation, blood clotting) that have been related to the development of a number of cardiovascular, renal, respiratory and central nervous system diseases are intended to reduce the level of cholesterol built-up in the arteries in order promote healthier heart and brain functions and to decrease the likelihood of heart attacks and strokes. This product accounted for approximately 3.95% of our total sales in 2010.

Rongrun Royal Jelly Extract

Royal Jelly is a honey bee secretion that is used in the nutrition of the bee larvae, and has been used as part of traditional Chinese medicine since the early first century. Royal Jelly is a rich source of complete protein, containing all the essential amino acids, as well as essential fatty acids, minerals and vitamins, particularly pantothenic acid (B-5) and pyridoxine (B-6). Royal Jelly also contains collagen; lecithin; and vitamins A, C, D and E. Additionally, Royal Jelly contains several other compounds that have been shown to help lower cholesterol. Another component in Royal Jelly, 10-Hydroxy-2-Decenoic Acid (10-HDA), is being studied for its immuno-regulatory and anti-cancer properties. While Royal Jelly is widely available commercially, Weikang’s Rongrun Royal Jelly Extract is distinguished from the competition by its enhanced concentration of 10-HDA. Weikang introduced its Royal Jelly product in 2007. This product accounted for approximately 4.63% of our total sales in 2010.

Rongrun Kidney Boost Tonic

Rongrun Kidney Boost Tonic contains various traditional Chinese herbs including ginseng, dioscorea and cistanche salsa. All of the components in our tonic have been used for centuries in China to strengthen and promote healthy kidney functions. A tenet of traditional Chinese medicine is that a strong kidney attributes to strong “qi”, which translates into strong bones, sharp vision, clarity of hearing, and healthy organs, while unhealthy kidneys are responsible for weak “qi” as manifested by physical weakness, low energy level, mental deficiency, high blood pressure and reduced sex drive. This product accounted for approximately 4.06% of our total sales in 2010.

Ferrous Fumarate Granule

Ferrous Fumarate Granule contains Ferrous Fumarate. It is used for iron deficiency anemia caused by various reasons, such as, chronic blood loss, malnutrition, pregnancy, or child development period.  This product accounted for approximately 24.24% of our total sales in 2010.

Eucommia Ulmoides Oliv Granule

The key components of Eucommia Ulmoides Oliv Granule are Eucommiae ulmoides Oliv, Eucommiae ulmoides Oliv leaves, which is nourishing liver and kidney, strengthening muscles and bones. This product accounted for approximately 23.26% of our total sales in 2010.

Bushen Qiangshen Tablet

Bushen Qiangshen Tablet contains Epimedium, dodder, Rosa laevigata, glossy privet fruit and cibot rhizome, which may be effective in nourishing the liver and kidney, enriching yin, strengthening yang, and enhancing health and brain function. This product accounted for approximately 7.85% of our total sales in 2010.

Tinidazole Vaginal Effervescent Tablet

The key component of Tinidazole Vaginal Effervescent Tablet is Tinidazole.  It is intended to fight infections caused by anaerobe, especially for anaerobic infection of female reproductive systems. This product accounted for approximately 14.87% of our total sales in 2010.

Product Development

Our current products currently under development as of December 31, 2008 include: 10-hydroxy-2-decylenic acid, commonly known as 10-HDA, in gel capsule and in powder form. 10-HDA has been promoted as having anti-cancer properties and used in the treatment of radiation sickness and angiocardiopathy. Our products have been approved by the Heilongjiang Department of Health, although we have not yet begun production as of the date of this annual report we expect production to begin in Q3 in 2010.

In cooperation with the Forest Ecology Department of Northeast Forestry University, in 2008 we began developing new product lines involving the planting of ‘ShuangBaoGu’( a variety of mushroom) on “Saline-alkali Soil”.  By combining the saline-alkali soil cultivated ‘ShuangBaoGu’ mushroom, sweet corn, and beet we can produce sweet corn bamboo juice, sweet corn straw juice, and beet juice.  These juices are thought to have several positive health benefits including the prevention and treatment of cardiovascular disease.  Through the development of these products we hope to help customers reduce the level of cholesterol built-up in arteries, and promote healthier heart and brain functions. We have not yet begun production on this project as of the date of this annual report, but we anticipate that production should commence sometime near the end of 2010.

As a result of the recent acquisition of Tianfang, we are developing a new product known as Dofetilide.  Dofetilide is a medicine given to patients with atrial fibrillation (irregular heartbeats). Atrial fibrillation occurs when certain parts of the heart (the chambers known as atria) beat too fast or irregularly, causing an uncomfortable chest pain and 'fluttering' or 'palpitations.' Dofetilide may help your heart to beat more regularly and stay beating regularly for a longer period of time. This medicine is currently approved by Chinese regulatory authorities to conduct clinical test, however the process has not yet commenced as of the date of this filing.

Our Distribution Methods

Since Weikang first launched its products from its home base of Heilongjiang Province in May 2006, we have extended our sales and distribution network to the national capital of Beijing as well as to four provinces, namely: Anhui, Hebei, Henan and Jiangsu. Currently, we only sell to wholesale dealers, who then distribute our products to their customers such as local retail stores and pharmacies. Weikang will continue to identify and establish business relationships with more wholesale vendors across China in order to strengthen our distribution network.

The acquisition of Tianfang has helped to expand our distribution network and substantially increase our sales channels.  Tianfang has more than 60 retail sales locations throughout China in many of the major cities. Tianfang was acquired by Weikang in July 2008, and since then both companies have operated together on only a trial basis while adjusting to the acquisition.  In 2010, we hope to expand Weikang’s distribution network through the channels that Tianfang provides.  We see this strategy as an excellent opportunity for corporate growth of both organizations.

We recognize the importance of branding as well as packaging. All of Weikang’s products bear a uniform brand but have specialized designs to differentiate the different categories of Weikang's products. Additionally, Weikang conducts promotional marketing activities to publicize and enhance its image as well as to reinforce the recognition of its brand name, which includes: (1) organizing cooperative promotional activities with distributors; (2) conducting product informational meetings with distributors; and (3) creating sales incentive programs such as rebates for distributors.

Dependence on Major Customers

For the year ended December 31, 2009, approximately 28% of the Company's total net revenues were generated by six customers, Weikang Pharmaceutical Group Co., Ltd. (0.08%), Mr. Zhiming Xu who is our Anhui distributor (6.05%), Ms. Min Wu who is our Jiangsu distributor (6.33%), Ms.Huimin Zhang who is our Henan distributor (5.75%), Ms. Suqin Xiao who is our Hebei distributor (5.79%), and Ms. Fengying Yin who is our Beijng distributor (4.14%). The loss of any and/or all of these customers could have a material adverse effect on our business.

Our largest customer, Weikang Pharmaceutical Group Co., Ltd., is owned by Mr. Yin Wang, our current chief executive officer and chairman of the board of directors. Mr. Wang was also a shareholder of Heilongjiang Weikang Bio-Technology Group Co., Ltd., our Chinese operating company before the company was acquired by Sinary.

Competition

Although we presently do not have any direct competitors in the PRC due to the uniqueness of most of our products, competitive products are available on the marketplace that offer features similar to those of our products. For example, Jinwanxia Technology Development Co., Ltd., a subsidiary of the state-owned pharmaceutical conglomerate Heilongjiang Pharmaceutical Group Holding Co., Ltd., distributes a line of bee-derived products which potentially compete with Weikang’s Royal Jelly Extract. China’s health supplements industry is highly fragmented and competitive, and companies such as Jinwanxia have greater financial, marketing and technical resources than us. Additionally, there can be no assurance that one or more of these companies will not develop products that compete directly with, and are equal or superior to, our products. Nevertheless, we believe that we can maintain and increase our market position through our strong R&D capability, unique products, growing sales network and competitive prices.

Sources and Availability of Raw Materials and Our Principle Suppliers

Our principal raw materials are the various vitamins, minerals, and herbal compounds and extracts used in its products, many of which are staples in traditional Chinese pharmacology. Our principal suppliers include Hebei Baoen Bio-Technology Co., Ltd. (for extracts of grape seed, Barbary wolfberry and hawthorn berry), Xuchang Yuanhua Bio-Technology Co., Ltd. (for shisonin extracts) and Shijiazhuang South Wind Rihua Co., Ltd. (for plant oil extracts). The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, market demand, and freight costs. We have no long term agreements with our suppliers, and purchase raw materials on a purchase order basis. Our management recognizes that this strategy also carries with it the potential disadvantages and risks of shortages and supply interruptions. Our suppliers are meeting our supply requirements, and we believe our relationships with our suppliers are stable.

Intellectual Property

We rely on a combination of trademark, copyright and trade secret protection laws in PRC and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and brand. As a part of their employment with Weikang, each employee agree to abide by the confidentiality provisions set forth in Weikang’s employee procedure guide. We currently have a trademark application pending before the PRC Trademark Office for the Chinese characters which English transliteration is “Rongrun”. We have also submitted trademark applications for the Chinese characters which English transliterations are “Weikang” and “Shenqi”. The examination process is expected to take up to three years to complete.

Health and nutritional supplements manufacturers may at times be involved in litigation based on allegations of infringement or other violations of intellectual property rights. Furthermore, the application of laws governing intellectual property rights in the PRC is uncertain and evolving and could involve substantial risks to us.

Government Approval and Regulation of Our Principle Products

General PRC Government Approval

Weikang currently has the requisite approval and licenses from the Heilongjiang Provincial Government and the Heilongjiang Office of the State Administration for Industry and Commerce to manufacture, process and distribute health supplements in pill and tonic forms.

Compliance with Circular 106 and the 2006 M&A Regulations

On May 31, 2007, China’s State Administration of Foreign Exchange (“SAFE”) issued an official notice known as “Circular 106”, which requires the owners of Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure in so-called “round-trip” investment transactions for foreign financing as well as subsequent acquisition matters in China. Likewise, the “Provisions on Acquisition of Domestic Enterprises by Foreign Investors” (the “2006 M&A Regulations”), issued jointly by Ministry of Commerce (“MOFCOM”), State-owned Assets Supervision and Administration Commission, State Taxation Bureau, State Administration for Industry and Commerce, China Securities Regulatory Commission and SAFE in September 2006, impose approval requirements from MOFCOM for “round-trip” investment transactions, including acquisitions in which equity is used as consideration.

Because Sinary was not established by the owners of Weikang and because Sinary and Weikang are owned by unrelated parties, the two companies did not have any direct or indirect connection until Sinary’s acquisition of Weikang. Sinary acquired Weikang for cash, rather than equity, consideration. Sinary’s sole stockholder (immediately prior to the share exchange transaction with Expedition Leasing) is not a “domestic person” as defined under Circular 106. Accordingly, Sinary is not a “special purpose company” as defined in Circular 106 and Sinary’s acquisition of Weikang is not a “round trip” investment transaction. As such, Circular 106 and the provisions of the 2006 M&A Regulations relating to special purpose companies are not implicated. Sinary’s acquisition of Weikang is a pure cross-border merger and acquisition transaction governed by and permitted under the 2006 M&A Regulations, and Weikang was accordingly approved and issued a business license as a FIE by the Heilongjiang Provincial Government and the Heilongjiang Office of the State Administration for Industry and Commerce, respectively.

Costs and Effects of Compliance with Environmental Laws

We are subject to certain requirements and potential liabilities under national, regional and municipal environmental laws, ordinances and regulations in the PRC (collectively the “Environmental Laws”). We may generate certain wastes that may be deemed hazardous or toxic under applicable Environmental Laws, and we from time to time have incurred, and in the future may incur, costs relating to compliance with the Environmental Laws. Although we may incur remediation and other environmental-related costs during the ordinary course of operations, management anticipates that such costs will not have a material adverse effect on our operations or financial condition.

Research and Development

We are committed to quality research and development (R&D). We focus on the development of new products and the improvement of existing products. Our R&D team is led by Dr. Zhengbin Xu, M.D., who has over 40 years of clinical and research experience with traditional Chinese herbs and nutrition.  Mr. Xu has published 56 scientific articles in international and domestic journals and has professional affiliations with the Chinese Medicine Research Bureau (as Vice Director of Research and Development), Heilongjiang Province Chinese Medicine Co., Ltd. (as General Manager), and the Chinese Medical Association (as Vice President).

Other members of our R&D team include: (i) Mr. Hongbin Cui, who is an Executive of Harbin Medical School’s Public Health Institute with over 20 years of research experience in dermatology and nutrition; (ii) Mr. Zuo Zhang, Vice President and Chief Pharmacist of Harbin Medical School Hospital, and an executive of Heilongjiang Province Medical Association; (iii) Mr. Hua Shi, Vice Administrator of Heilongjiang Province Health Quality Control Bureau and a health supplements expert; (iv) Mr. Bingchun Wu, who is a former Executive of Heilongjiang Province Chinese Medicine Research Association; and (v) Mr. Huisheng Qin, M.D., Ph.D., who has over 20 years experience as a surgeon, professor and scientist and knowledge in neurobiology, molecular cell biology, pathology, pharmacology and nutritional science.

For fiscal year 2009, we had approximately $RMB 12,700,000 (or $1,859,000) in R&D expenses.

Our Employees

In 2009 the Registrant had 425 full-time employees.  Out of our 425 employees approximately 124 are involved in our administration, 246 are involved in production and 55 are part-time sales representatives.  We have not experienced any significant work stoppage or production shutdown since inception and we do not anticipate any in the near future.  Our management believes that we have a strong relationship with our workers.

Our Principal Executive Offices

Our principal executive office is located in the “Economic & Technology Development Zone” of Chengxu Village, Shuangcheng Town, Shuangcheng City, Heilongjiang Province, People's Republic of China. Our telephone number is (86) 0451-88355530.

Reports to Security Holders

We file reports including our annual report, information statements as well as other reports required of publicly held companies with the Securities and Exchange Commission ("SEC"). You can read and copy any materials we file with the Commission at its' Public Reference Room at 100 F Street, N.E, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, including us.

ITEM 1A. RISK FACTORS

     In addition to the other information set forth in this report, you should carefully consider the risks described below together with all of the other information included in this Annual Report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history. Although Weikang commenced operations in 2005, the company was a developmental stage company until May 2006 when it began selling its products. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies such as our company in China. Some of these risks and uncertainties relate to our ability to:

·	maintain our market position in the health supplements business in China;

·	offer new and innovative products to attract and retain a larger customer base;

·	attract additional customers and increase spending per customer;

·	increase awareness of our brand and continue to develop user and customer loyalty;

·	respond to competitive market conditions;

·	respond to changes in our regulatory environment;

·	manage risks associated with intellectual property rights;

·	maintain effective control of our costs and expenses;

·	raise sufficient capital to sustain and expand our business;

·	attract, retain and motivate qualified personnel; and

·	upgrade our technology to support additional research and development of new products.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We may need additional financing to execute our business plan.

The revenues from the production and sale of health supplements products and the projected revenues from these products may not be adequate to support our expansion and product development programs. We may need substantial additional funds to build new production facilities, pursue further research and development, obtain regulatory approvals, market our products, and file, prosecute, defend and enforce our intellectual property rights. We may seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources. We could enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all of our rights to the related technology or products.

There are no assurances that future funding will be available to us on favorable terms or at all. If additional funding is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary. The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

Our certificates, permits, and licenses are subject to governmental control and renewal, and Weikang will not be able to operate if they are not maintained.

Heilongjiang Weikang has attained the certificates, permits, and licenses required for the manufacturing, processing and distribution of health supplement products in the PRC and Tianfang has attained the certificates, permits, and licenses required for the manufacturing, processing and distribution of western medicine and Chinese herbal extracts. In the event that we are not able to renew the certificates, permits and licenses, all or part of our operations may be terminated. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our operation and profitability.

Our profitability could be adversely affected from the loss of preferential tax treatment.

Weikang has been exempt from income tax for a period of three years. The preferential tax concession that was granted by the Shuangcheng Municipal Government expired in 2008, and has not been renewed. Weikang’s tax liabilities will increase as a result and its profits will likely decline.  The company will now be responsible for a 25% income tax.

We cannot guarantee the protection of our intellectual property rights.

To protect the reputation of our products, we have applied for registration of our trademarks in the PRC where our sole operating business is located. Please refer to the paragraph headed “Intellectual Property” in the Business section of this current report on page 6.

Presently, all of our products are sold under the brand name “Rongrun”. Since we launched our products in May 2006, we have not experienced any infringements of such trademark for sales of health supplement products. However, there is no assurance that there will not be any infringement of our brand name or other trademarks or counterfeiting of our products in the future. Should any such infringement or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amount of time and effort to enforce our intellectual property rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plan.

We rely on a few suppliers and any disruption with our suppliers could have an adverse effect on our business.

We have developed good working relationships with a limited number of suppliers for our raw materials that are otherwise generally available. Although we believe that alternative suppliers are available to supply materials, should any of these suppliers terminate its business arrangements with us or increase the prices of materials supplied by these suppliers, it could delay product shipments and adversely affect our business operations and profitability.

We are subject to the environmental protection laws of the PRC, which may result in restrictions on our operations or liabilities for pollution.

Our manufacturing process may produce by-products such as effluent, gases and noise, which are harmful to the environment. We are subject to multiple laws governing environmental protection, such as “The Law on Environmental Protection in the PRC” and “The Law on Prevention of Effluent Pollution in the PRC”, as well as standards set by the relevant governmental bodies determining the classification of different wastes and proper disposal. China is experiencing substantial problems with environmental pollution. Accordingly, it is likely that the national, provincial and local governmental agencies will adopt stricter pollution controls. There can be no assurance that future changes in environmental laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Our business’s profitability may be adversely affected if additional or modified environmental control regulations are imposed upon us.

We may suffer as a result of product liability or defective products.

We may produce products which, despite proper testing, inadvertently have an adverse pharmaceutical effect on the health of individuals. The existing PRC laws and regulations do not require us to maintain third party liability insurance to cover product liability claims. However, if a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contract with our customers, decreased demand for our products, costly litigation, product recalls, loss of revenue, and the inability to commercialize our some products. We currently are not aware of any existing or anticipated product liability claims with respect to our products.

There are no conclusive studies regarding the medical benefits of nutritional supplements.

We currently manufacture, market and distribute seven nutritional supplement products: (1) Rongrun Youth Keeping Capsules; (2) Rongrun Energy Keeping Capsules; (3) Rongrun Vitamin Sugar Capsules; (4) Rongrun Intestine Cleansing Capsules; (5) Rongrun Artery Cleansing Capsules; (6) Rongrun Royal Jelly Extract; (7) Rongrun Kidney Boost Tonic; (8) Ferrous Fumarate Granule; (9) Eucommia Ulmoides Oliy Granule; (10)Bushen Qiangshen Table; and (11) Tinidazole Vaginal Effervescent Table.  Some of the ingredients in our current products (and we anticipate in our future products) are vitamins, minerals, herbs and other substances for which there is not a long history of human consumption. Although we believe all of our products to be safe when taken as directed by us, there is little experience with human consumption of certain of these product ingredients in concentrated form. In addition, we are highly dependent upon consumers' perception of the safety and quality of our products as well as similar products distributed by other companies. We could be adversely affected in the event any of our products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers. In addition, because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to consume our products as we suggest or other misuse or abuse of our products or any similar products distributed by other companies could have a material adverse effect on the results of our operations and financial condition and could expose us to legal liability.

The manufacture and distribution of nutritional supplements could result in product liability claims.

We, like any other retailer, distributor and manufacturer of products that are designed to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among others, that our products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. While we may obtain product liability insurance in the future, we may not be able to obtain such insurance at a reasonable cost, or, if available, cannot assure that it will be adequate to cover liabilities. We do not anticipate obtaining contractual indemnification from parties supplying raw materials or marketing our products. In any event, any such indemnification if obtained will be limited by our terms and, as a practical matter, to the creditworthiness of the indemnifying party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions.

Adverse publicity due to unfavorable research findings in connection with our products could adversely affect our sales and financial condition.

We believe the growth experienced by the nutritional supplement market is based in part on national media attention regarding scientific research suggesting potential health benefits from regular consumption of certain vitamins and other nutritional products. Such research has been described in major medical journals, magazines, newspapers and television programs. The scientific research to date is preliminary.

In the future, scientific research and/or publicity may not be favorable to the nutritional supplement market or any particular product, or may be inconsistent with earlier favorable research or publicity. Future reports of research that are perceived as less favorable or that question earlier research could have a material adverse effect on our operations and financial condition. Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of our products or any similar products distributed by other companies could have a material adverse effect on our operations. Such adverse publicity could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products as directed. In addition, we may not be able to counter the effects of negative publicity concerning the efficacy of our products. Any such occurrence could have a negative effect on our operations.

Risks Related to Our Corporate Structure

If we are unable to timely remit the purchase price for the acquisition of Weikang, the approval and designation of Weikang as a foreign investment enterprise and Sinary as the 100% owner of Weikang may be revoked, and the acquisition of Weikang may be deemed void.

Pursuant to the Transfer Agreement, Sinary agreed to acquire 100% of the equity interest in Weikang from its owners for RMB 57 million. As of the date of this report we have paid RMB 0 towards the Acquisition Price of RMB 57 million. Under applicable PRC regulations, the acquisition is deemed completed as of November 9, 2007, the date when the Heilongjiang Office of the State Administration for Industry and Commerce issued a FIE business license to Heilongjiang Weikang, and registered Sinary as the 100% owner of Heilongjiang Weikang’s registered capital. Pursuant to the terms of the equity interest transfer agreement and the requirements of applicable PRC laws and regulations, Sinary had a grace period to remit the Acquisition Price of RMB 57 million by August 6, 2009, which was extended to June 30, 2010 pursuant to an approval letter issued by PRC government on August 7, 2009. In the event that we are unable to timely remit the Acquisition Price by June 30, 2010, the Heilongjiang Provincial Government and Heilongjiang Office of the State Administration for Industry and Commerce may revoke the approval and license of Weikang as a foreign invested enterprise, and Sinary as the 100% owner of Weikang, thereby unwinding the acquisition. In the event that the acquisition is unwound, we will not be the owner of any equity interest in Weikang, and as a result, Weikang will no longer be our operating business. Should this occur, it would have an absolutely detrimental effect on our business; the Company would most likely fail and YOUR INVESTMENT IN OUR STOCK WOULD BECOME WORTHLESS.  Although we may seek to acquire the equity interest of Weikang through other means, we cannot guarantee that we will do so, nor can we guarantee that we will be successful if we do.

PRC laws and regulations governing our business are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Doing Business in China

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

      Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China's economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business primarily through our affiliated Chinese entities, Weikang and Tianfang. Our operations in China are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us, our management or the experts named in this current report.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, most of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from Weikang. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB, while a significant portion of our financial assets are denominated in U.S. dollars. Our revenue is based entirely on that generated by our affiliated entity in China. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency.

We face risks related to health epidemics and other outbreaks.

       Our business could be adversely affected by the effects of SARS or another epidemic or outbreak. China reported a number of cases of SARS in April 2004. Any prolonged recurrence of SARS or other adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of our production facilities or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

Risks Related to an Investment in Our Securities

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings from our operations.

We recently entered into a financing transaction that could significantly dilute your investment in the Company and cause your shares to become worthless.

On January 20, 2010 the Company entered into agreements with accredited investors to raise $2,500,000 in gross proceeds and received net proceeds of approximately $2,052,500, after placement agent fees and other offering expenses.  The accredited investors in this transaction also received one Series A Warrant and one Series B Warrant for every $8.00 invested in the Company.  Series A Warrants grant the holder the right to purchase shares of Common Stock at an exercise price of $3.00.   Series B Warrants grant the holder the right to purchase shares of Common Stock at an exercise price of $5.00.  Pursuant to this transaction the Company has issued Series A Warrants to purchase 312,500 shares of Common Stock and Series B Warrants to purchase 312,500 shares of Common Stock for a period of three years from the date of issuance.  The Warrants provide for antidilution adjustments to the exercise price for certain convertible securities issued with conversion prices lower than the Warrants’ exercise price.  If the Company issues these types of convertible securities and the antidilution provisions of the warrants are triggered your investment in the Company will be significantly diluted and your shares will likely become worthless.  The Company has also agreed to provide these investors with registration rights for their securities.  In the event that the Company cannot meet certain deadlines for registering these securities they could be subject to damages of up to 9% of the investment or $225,000.

The application of the "penny stock" rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on the NASDAQ National Market or other exchanges.

Our common shares have historically been sporadically or "thinly-traded" on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes, additions or departures of our key personnel, as well as other items discussed under this "Risk Factors" section, as well as elsewhere in this Current Report. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Our corporate actions are substantially controlled by a single stockholder.

As a result of the share exchange transaction with Sinary, the Sinary Stockholder currently owns approximately 88% of our outstanding common shares, representing approximately 88% of our voting power. This stockholder could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in the principal stockholder, elections of our board of directors will generally be within the control of this stockholder. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with this principal stockholder. As such, it would be extremely difficult for shareholders to propose and have approved proposals not supported by the Sinary Stockholder. There can be no assurances that matters voted upon by the Sinary Stockholder will be viewed favorably by all shareholders of our company.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation contain specific provisions that eliminate the liability of our directors for monetary damages to our company and shareholders, and we are prepared to give such indemnification to our directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

·	actual or anticipated fluctuations in our quarterly operating results;

·	changes in financial estimates by securities research analysts;

·	conditions in pharmaceutical and agricultural markets;

·	changes in the economic performance or market valuations of other pharmaceutical companies;

·	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

·	addition or departure of key personnel;

·	fluctuations of exchange rates between RMB and the U.S. dollar;

·	intellectual property litigation;

·	general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the net proceeds from a proposed offering will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We will be subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting in its annual report, which contains management's assessment of the effectiveness of our internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management's assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by SEC have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Declining economic conditions could negatively impact our business

Our operations are affected by local, national and worldwide economic conditions.  Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally.  In recent weeks, this volatility and disruption has begun to level off but there is no guarantee that markets will remain stable.  The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. While the ultimate outcome and impact of the current economic conditions cannot be predicted, a lower level of economic activity might result in a decline in energy consumption, which may adversely affect the price of oil, liquidity and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Heilongjiang Weikang’s principal executive offices and manufacturing facility are located approximately 42 kilometers south of the provincial capital Harbin, in the “Economic and Technology Development Zone” in the City of Shuangcheng.  We acquired the land use rights for 50 years for this property in 2005 and the land underlying the facility is approximately 9.63 acres in size. The facility includes two work shops, an administrative office building, a warehouse and cafeteria building, all of which are owned by us. We acquired the land use rights and the buildings of the facility from the Shuangcheng Municipal Government pursuant to a lease, under which we agreed to renovate and utilize the site and existing buildings and structures for our health supplements business. In return, we were exempted from certain municipal fees during our renovation efforts, and we are also exempted from income tax from 2005 to 2008.

In November 2009, the Company signed a new lease for the right to use an additional 143,688 square meters of property located in the “Shuangcheng Economic Development Zone” in the City of Shuangcheng.  We paid approximately $3,530,000 for the use of this additional land from November 2009 until November 2059. There is no tax exemption or other arrangements for this lease.

Our subsidiary Tianfang leases property located within the Zhazuo Medicine Industry Area of Xiuwen county, Guiyang City, Guizhou Province, China, where it engages in the development, manufacture and distribution of Chinese herbal extract products and GMP certified western prescription pharmaceuticals.  Tianfang’s operations comprise 71,907 square meters with 14,675 square meters of factory facilities.  Tianfang has four workshops, one administration building, four warehouses, and one staff building, all of which are owned by Tianfang including the land use rights for 50 years, starting from 2001.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market for Common Equity

Our common stock is quoted on the Electronic Bulletin Board under the symbol, WKBT.OB. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following tables set forth the high and low sale prices for our common stock as reported on the Electronic Bulletin Board for the periods indicated.

Year Ended December 31, 2008:	High	Low
3/31/2008	$0.60	$0.60
6/30/2008	$1.15	$1.15
9/30/2008	$1.15	$1.15
12/31/2008	$1.04	$1.04

Year Ended December 31, 2009:	High	Low
3/31/2009	$1.04	$1.04
6/30/2009	$2.75	$2.75
9/30/2009	$2.00	$2.00
12/31/2009	$2.50	$2.35

Year Ended December 31, 2010:	High	Low
3/31/2010	$3.05	$3.05

Dividends

We do not currently intend to pay any cash dividends in the foreseeable future on our common stock and, instead, intend to retain earnings, if any, for future operation and expansion. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board may deem relevant.

Number of Holders

As of March 11, 2010, we had 41 common shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

2008 Stock Incentive Plan

On June 24, 2008, our Board of Directors approved a 2008 Stock Incentive Plan for our employees, officers, and directors, and our consultants and advisors. We also filed a related Form S-8 with the SEC. As of March 11, 2010, we had 297,000 shares issued to our consultants pursuant to the 2008 Stock Incentive Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is Florida Atlantic Stock Transfer Inc. located at 7130 Nob Hill Road, Tamarac, Florida 33321.

ITEM 6. SELECTED FINANCIAL DATA

If the registrant qualifies as a smaller reporting company as defined by Rule 229.10(f)(1), it is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Note Regarding Forward-Looking Statements

This annual report on Form 10-K and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively called the "Filings") contain or may contain forward-looking statements and information that are based upon beliefs of and information currently available to, Company's management as well as estimates and assumptions made by Company's management. Readers are urged not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan", or the negative of these terms and similar expressions as they relate to Company or Company's management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risk contained in the section of operations and results of operations, and any businesses that Company may acquire.) Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although Company believes that expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform to these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See "Foreign Currency Translation and Comprehensive Income (Loss)" and "Foreign Exchange Rates" below for information concerning the exchange rates at the Renminbi ("RMB") were translated into US Dollars ("USD") at various pertinent dates and for pertinent periods.

Overview

Weikang Bio-Technology Company, Inc. (“we”, “us”, the “Company”) was incorporated in Florida on May 12, 2004 as Expedition Leasing, Inc. On December 7, 2007, we acquired Sinary Bio-Technology Holdings Group, Inc. (“Sinary”), a Nevada corporation and, as a result, Sinary’s wholly-owned subsidiary Heilongjiang Weikang Bio-Technology Group Co., Ltd. (“Heilongjiang Weikang”), a limited liability company in the People’s Republic of China (“China” or “PRC”), by exchanging 24,725,200 shares of our common stock for 100% of the issued and outstanding common stock of Sinary.

Having no substantive operation of its own, Sinary, through Heilongjiang Weikang, engages in the research, development, manufacturing, marketing, and sales of Traditional Chinese Medicine ("TCM") in China. Heilongjiang Weikang is located in Heilongjiang Province in Northeastern China, with our principal office and manufacturing facility located in the Economic and Technology Development Zone in the city of Shuangcheng, approximately 42 kilometers south of the provincial capital Harbin. All of our products are Chinese herbal-based health and nutritional supplements. We seek to maintain and improve the quality of our products, and as of April 2006, implemented the “GB/T19001-2000 idt ISO9001:2000” quality assurance management system to all of our manufacturing processes.

Through our subsidiary Heilongjiang Weikang, we manufacture and distribute throughout China a series of internally developed TCM products under a Chinese trade name, “Rongrun”. The “Rongrun”line includes seven products. We developed two new products during 2007, which were approved by the Heilongjiang Department of Health.

On July 22, 2008, Heilongjiang Weikang acquired 100% of the issued and outstanding equity interest of Tianfang (Guizhou) Pharmaceutical Co., Ltd. (“Tianfang”), a Chinese limited liability company, for $15,000,000, pursuant to a Stock Transfer Agreement dated and entered into on June 30, 2008 by and among Heilongjiang Weikang, Tianfang, and Tianfang’s two shareholders, Beijing Shiji Qisheng Trading Co., Ltd. and Tri-H Trade (U.S.A.) Co., Ltd.

Tianfang was incorporated in Guizhou Province, PRC in 1998.  Tianfang is engaged in the development, manufacture and distribution of Over the Counter (“OTC”) Pharmaceuticals.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with US GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual or quarterly financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sinary, and the results of operations of Heilongjiang Weikang, Sinary’s wholly-owned subsidiary; and Tianfang, Heilongjiang Weikang’s wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads.

Property and Equipment

    Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for all assets with estimated lives ranging from 3 to 20 years as follows:

Building	20 years
Vehicle	5 years
Office Equipment	3-7 years
Production Equipment	3-10 years

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104, codified in FASB ASC Topic 480. Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Revenue represents the invoiced value of goods, net of value-added tax (“VAT”). All of the Company’s products sold in the PRC are subject to Chinese value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses SFAS No 130, “Reporting Comprehensive Income”, codified in FASB ASC Topic 220. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2009, the FASB issued an ASU regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No.
168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have an impact on its financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations

Comparison of the Years Ended December 31, 2009 and 2008

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	2009		2008
	(in U.S. Dollars, except for percentages)
Sales	$47,484,188		$12,852,884
Cost of Sales	21,640,326	46%	4,584,093	36%
Gross Profit	25,843,862	54%	8,268,791	64%
Operating Expense	5,856,040	12%	1,208,998	9%
Income from Operations	19,987,822	42%	7,059,793	55%
Other Income (Expenses), net	984,738	2%	959,735	7.5%
Income Tax Expense	5,355,758	11%	748,919	6%
Net Income	$15,616,802	33%	$7,270,609	57%

Sales. During the year ended December 31, 2009, we had sales of $47.48 million, compared to $12.85 million for 2008, an increase of $34.63 million or 269%. The increase in sales was primarily a result of increased sales from Tianfang, which brought us about $34.09 million sales or 72% of our total sales during 2009. Tianfang’s sales increased $28.45 million or 493% during the year ended December 31, 2009; while in 2008, Tianfang had only 6 months operations due to the snow disaster in China.  In addition, there was increased demand from our dealers and distributors as a result of increased acceptance and trust in our products from end users despite our increased selling price in 2009.  We believe our sales will continue to grow as we develop new products and continue to improve the quality of our existing products.

Cost of Sales. Cost of sales increased $17.06 million or 372%, from $4.58 million for the year ended December 31, 2008 to $21.64 million for the year ended December 31, 2009. The increase was mainly due to increased production as a result of our acquisition of Tianfang and increased demand from the end users. The cost of sales as a percentage of sales for the year ended December 31, 2009, approximated 46% as compared to 36% for 2008, which was attributable to relatively higher cost of sales of Tianfang, approximating 51% of sales, while the cost of sales was approximately 33% of the sales for Heilongjiang Weikang. The relatively higher cost of Tianfang was mainly due to Tianfang’s high cost product type which are popular and well-accepted products in order to meet customers’ demand and which are being used for expanding its market share in the new regions. When the market becomes stable and recognition of Tianfang brand is established in these new regions, we will launch new product lines to replace the low profit margin products.

Gross Profit. Gross profit was $25.84 million for the year ended December 31, 2009, compared to $8.27 million for 2008, representing profit margins of 54% and 64% of sales, respectively. The decrease in our profit margin was mainly due to increase in cost of sales as a percentage of sales as a result of relatively high cost of sales from Tianfang’s operations during the year 2009.

Operating Expenses. Total operating expenses consisted of selling, general and administrative expenses of $5.85 million for the year ended December 31, 2009 compared to $1.21 million for the year ended December 31, 2008, an increase of $4.64 million or 383%. Operating expenses as a percentage of sales was 12% for the year ended December 31, 2009 while it was 9% for 2008. This increase was attributable to the combined expenses of Heilongjiang Weikang and Tianfang due to the acquisition of Tianfang in July 2008. In addition, we had R&D expense of approximately $1.95 million in 2009 for developing certain new medicine and health supplemental products with the Botany medicine research center of Northeast Forestry University.

           Net Other Income. Other income was $0.98 million in the year ended December 31, 2009 compared to $0.96 million in the year ended December 31, 2008, an increase of $25,000 or 3%.  Other income in the year 2009 and 2008 mainly consisted of lease income received from leasing a workshop and right to use our technology for manufacturing the royal jelly.

Net Income. Our net income for the year ended December 31, 2009 was $15.62 million compared to $7.27 million for the year ended December 31, 2008, an increase of $8.35 million or 115%.   The increase was mainly attributed to growth in revenue and efficiency of operations. Our management believes net income will continue to increase as we continue to offer better quality and variety of products and improve our manufacturing efficiency.

Liquidity and Capital Resources

As of December 31, 2009, the Company had cash and cash equivalents of $11.38 million, other current assets of $0.31 million, and current liabilities of $10.54 million. Working capital was $1.15 million at December 31, 2009. The ratio of current assets to current liabilities was 1.11-to-1 as of December 31, 2009.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2009 and 2008, respectively:

	2009	2008
Cash provided by (used in):
Operating Activities	$17,468,437	$10,178,609
Investing Activities	$(3,563,305)	$(808,739)
Financing Activities	$(2,550,714)	$(9,635,668)

    Net cash provided by operating activities was $17.47 million for the year ended December 31, 2009, compared to $10.18 million for 2008. The increase in net cash inflow from operating activities was mainly due to an increase in our net income with faster collection on accounts receivable.

    Net cash used in investing activities was $3.56 million for the year ended December 31, 2009, compared to $0.81 million for the year ended December 31, 2008.  The cash outflow during the year ended December 31, 2009 was mainly due to the acquisition of additional office equipment at $29,491 and purchase of a new land use right for $3.53 million.

Net cash used in financing activities was $2.55 million for the year ended December 31, 2009 compared to $9.64 million for the year ended December 31, 2008. The net cash outflow in financing activities for the year ended December 31, 2009 mainly consisted of payment of $3.81 million for the remaining portion of the acquisition price of Tianfang; and repayment of sales receipts of $1.26 million from the management that was previously deposited into a personal bankcard owned by the Company’s officer mainly for the purpose of convenience on payment collection.

    We do not believe inflation had a significant negative impact on our results of operations during 2009.

Off-Balance Sheet Arrangements

    We have not made any other financial guarantees or other commitments to guarantee the payment obligations of any third party. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-2

Consolidated Statements of Operations and Comprehensive Income
for the years ended December 31, 2009 and 2008	F-3

Consolidated Statement of Stockholders' Equity (Deficiency) for the years ended
December 31, 2009 and 2008	F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2009 and 2008	F-5

Notes to Consolidated Financial Statements	F-6-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders
Weikang Bio-Technology Group Company, Inc.

We have audited the consolidated balance sheets of Weikang Bio-Technology Group Company, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, shareholders equity (deficiency) and cash flows for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

Goldman Parks Kurland Mohidin LLP
Encino, California
March 22, 2010

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2009	2008

CURRENT ASSETS
Cash & cash equivalents	$11,380,019	$16,927
Advances to suppliers and other receivables	24,334	41,697
Inventory	285,395	151,942
Due from management	1,745	1,243,672

Total current assets	11,691,493	1,454,238

NONCURRENT ASSETS
Property and equipment, net	10,162,946	11,098,046
Intangible assets	15,558,731	12,214,405

Total noncurrent assets	25,721,677	23,312,451

TOTAL ASSETS	$37,413,170	$24,766,689

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$12,668	$12,996
Unearned revenue	11,716	224,271
Taxes payable	2,247,410	1,250,087
Other payables	7,620,321	11,434,937
Advance from officer	650,000	650,000

Total current liabilities	10,542,115	13,572,291

CONTINGENCIES

DEFERRED TAX LIABILITY	3,450,005	3,551,025

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value; authorized shares
100,000,000; issued and outstanding shares 25,486,600
and 25,229,800 at December 31, 2009 and 2008, respectively	255	252
Additional paid in capital (deficit)	139,245	(252)
Statutory reserve	1,069,507	512,637
Accumulated other comprehensive income	844,526	823,151
Retained earnings	21,367,517	6,307,585

Total stockholders' equity	23,421,050	7,643,373

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,413,170	$24,766,689

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	YEAR ENDED
	DECEMBER 31, 2009	DECEMBER 31, 2008

Net sales	$47,484,188	$12,852,884
Cost of goods sold	21,640,326	4,584,093

Gross profit	25,843,862	8,268,791

Operating expenses
Selling expenses	2,583,202	351,840
General and administrative expenses	1,321,838	857,158
Research and development expenses	1,951,000	-

Total operating expenses	5,856,040	1,208,998

Income from operations	19,987,822	7,059,793

Non-operating income (expenses)
Interest income	13,206	997
Financial expense	(1,664)	(4,973)
Other income	1,034,885	1,032,896
Other expenses	(61,689)	(69,185)

Total non-operating income, net	984,738	959,735

Income before income tax	20,972,560	8,019,528

Income tax	5,355,758	748,919

Net income	15,616,802	7,270,609

Other comprehensive income
Foreign currency translation gain	21,375	626,719

Comprehensive Income	$15,638,177	$7,897,328

Basic and diluted weighted average shares outstanding	25,375,581	25,229,800

Basic and diluted net earnings per share	$0.62	$0.29

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common stock
	Shares	Amount	Additional paid in capital	Statutory reserves	Other comprehensive income	Retained Earnings / (Accumulated Deficit)	Total
Beginning at January 31, 2008	25,229,800	$252	$(252)	$19,961	$196,432	$(470,348)	$(253,955)

Net income for the year	-	-	-	-	-	7,270,609	7,270,609

Transfer to statutory reserves	-	-	-	492,676	-	(492,676)	-

Foreign currency translation gain	-	-	-	-	626,719		626,719

Balance at December 31, 2008	25,229,800	$252	$(252)	$512,637	$823,151	$6,307,585	$7,643,373

Shares issued for capital contribution	257,000	3	139,497	-	-	-	139,500

Net income for the year	-	-	-	-	-	15,616,802	15,616,802

Transfer to statutory reserves	-	-	-	556,870	-	(556,870)	-

Foreign currency translation gain	-	-	-	-	21,375	-	21,375

Balance at December 31, 2009	25,486,800	$255	$139,245	$1,069,507	$844,526	$21,367,517	$23,421,050

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2009	DECEMBER 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,616,802	$7,270,609
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,176,909	1,338,326
Stock issued for consulting expenses	139,500	-
Changes in deferred tax	(104,306)	(38,104)
(Increase) decrease in current assets:
Accounts receivable	-	416,885
Advances to suppliers and other receivables	(1,903)	113,384
Inventory	(133,257)	104,205
Increase (decrease) in current liabilities:
Accounts payable	(340)	(12,856)
Unearned revenue	(212,677)	220,706
Other payables	8,559	243
Taxes payable	979,150	765,211

Net cash provided by operating activities	17,468,437	10,178,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(3,563,305)	(808,739)

Net cash used in investing activities	(3,563,305)	(808,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in due from management	1,261,882	1,712,790
Cash acquired at purchase of business	-	10,176
Payment for purchase of Tianfang	(3,812,596)	(11,278,744)
Changes in due from related party	-	(79,890)

Net cash used in financing activities	(2,550,714)	(9,635,668)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	8,674	165,485

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	11,363,092	(100,313)

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	16,927	117,240

CASH & CASH EQUIVALENTS, END OF YEAR	$11,380,019	$16,927

Supplemental Cash flow data:
Income tax paid	$4,163,362	$372,423
Interest paid	$-	$-

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Weikang Bio-Technology Group Co., Inc., a Nevada corporation (“Weikang” or “the Company) was incorporated on May 12, 2004 in Florida as Expedition Leasing, Inc. (“Expedition”). The Company reincorporated in Nevada and changed to its present name on July 12, 2008, pursuant to a merger with Weikang, a wholly-owned subsidiary, with Weikang as the surviving entity. The Company is engaged in the development, manufacture and distribution of Traditional Chinese Medicine ("TCM") through its indirect wholly-owned operating subsidiary, Heilongjiang Weikang Biotechnology Group Co., Ltd. (“Heilongjiang Weikang”) in the People’s Republic of China (“PRC” or “China”).

On December 7, 2007, the Company (as Expedition) entered into an exchange agreement with Sinary Bio-Technology Holdings Group, Inc., a Nevada corporation (“Sinary”) and its sole shareholder (the “Sinary Stockholder”), pursuant to which the Company issued 24,725,200 shares of common stock to the Sinary Stockholder for all of the common shares of Sinary. Concurrently, Sinary paid $650,000 to certain former shareholders of the Company, who surrendered 24,725,200 shares of the Company’s common stock held by them to the Company for cancellation. As a result, the Sinary Stockholder currently owns 98% of the Company. On the Closing Date, Sinary became a wholly-owned subsidiary of the Company.

Prior to the acquisition of Sinary, the Company was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction, rather than a business combination. Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition and recapitalization, and pro forma information is not presented. Transaction costs incurred in the reverse acquisition were expensed.

Sinary was incorporated under the laws of the State of Nevada on August 31, 2007. On October 25, 2007, Sinary entered into an equity interests transfer agreement with the stockholders of Heilongjiang Weikang, a limited liability company in the PRC, to acquire 100% of the equity interests of Heilongjiang Weikang for 57 million Renminbi (“RMB”), or approximately $7.6 million.

Heilongjiang Weikang was incorporated in the Heilongjiang Province, PRC on March 29, 2005, and was formerly known as Heilongjiang Province Weikang Bio-Engineering Co., Ltd. Heilongjiang Weikang is engaged in development, manufacture and distribution of Traditional Chinese Medicine ("TCM") in the PRC.

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang (Guizhou) Pharmaceutical Co., Ltd. (“Tianfang”), a Chinese limited liability company, for $15,000,000 (the “Consideration”), pursuant to a stock transfer agreement entered into on June 30, 2008 by and among the Heilongjiang Weikang, Tianfang, and Tianfang’s two shareholders: Beijing Shiji Qisheng Trading Co., Ltd., a Chinese limited liability company (“Shiji Qisheng”) and Tri-H Trade (U.S.A.) Co., Ltd., a California corporation (“Tri-H”, and together with Shiji Qisheng collectively as the “Selling Shareholders”).

Tianfang was incorporated in the Guizhou Province, PRC in 1998. Tianfang is engaged in the development, manufacture and distribution of Over the Counter (“OTC”) Pharmaceuticals.  The Company believes its market share can be expanded to the southern part of China through the acquisition of Tianfang.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sinary, and the results of operations of Weikang, Sinary’s wholly-owned subsidiary, Tianfang, Weikang’s wholly-owned subsidiary from the date of acquisition (August 1, 2008). All significant inter-company accounts and transactions were eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. There was no bad debt allowance recorded based on the Company’s past payment collection experience.

 WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Inventory

Inventories are valued at a lower cost or market with cost determined on a moving weighted average basis. Costs of work in progress and finished goods comprise direct material, direct production cost and an allocated portion of production overheads.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for all assets with estimated lives ranging from 3 to 20 years as follows:

Building	20 years
Vehicle	5 years
Office Equipment	3-7 years
Production Equipment	3-10 years

Land Use Right

Right to use land is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over 50 years.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison between the carrying amount of an asset and the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is the amount that the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined by the assets expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2009 and 2008, there were no significant impairments of its long-lived assets.

Income Taxes

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” codified in FASB ASC Topic 740,  which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are considered as the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes at inception of the business (codified in FASB ASC Topic 740) on August 31, 2007.  Based on FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. Based on FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interests associated with unrecognized tax benefits are classified as interest expenses and penalties are classified in selling, general and administrative expenses in the statements of income.  At December 31, 2009 and 2008, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104, codified in FASB ASC Topic 480.  Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all the relevant criteria for revenue recognition is met are recorded as unearned revenue.

Sales revenue represents the invoiced value of goods, which is subject to net of value-added tax (“VAT”). All of the Company’s products are sold in the PRC and are subject to Chinese value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their end product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.  VAT taxes are not affected by the income tax holiday.

Sales returns and allowances was $0 for the years ended December 31, 2009 and 2008. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventory to lower cost or market is also recorded in cost of goods sold.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, codified in FASB Accounting Standards Codification (“ASC”) Topic 350, goodwill is not amortized but is tested for impairment annually, or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit, with the fair value of the reporting unit determined using a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collecting risk on accounts receivable.

The operations of the Company are located in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the overall performance of the PRC’s economy.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” codified in FASB ASC Topic 230, cash flows from the Company's operations are calculated based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. Cash flows from operating, investing and financing activities exclude the effect of the acquisition of Tianfang in 2008.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts and other payables, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.   ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

 As of December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States Dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income".

Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses SFAS No 130, “Reporting Comprehensive Income,” codified in FASB ASC Topic 220. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the years ended December 31, 2009 and 2008 included net income and foreign currency translation adjustments.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123,” codified in FASB ASC Topic 718. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the years ended December 31, 2009 and 2008, the Company did not have any dilutive securities.

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires a use of the “management approach” model for segment reporting, codified in FASB ASC Topic 280. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manners in which management disaggregates a company.

SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.

Research and Development

Research and development costs are related primarily to the development of new nutritional and health supplements products. Research and development costs are expensed as incurred. For the years ended December 31, 2009 and 2008, the research and development expense was $1,951,000 and $0, respectively.

On January 20, 2009, the Company made an agreement with Botany medicine research center of Northeast Forestry University (“the University”) to develop certain new medicine and health supplemental products.  The Company is responsible for funding the research and development expense and project examination and registration fee of RMB 15,000,000 (or $2,195,000). According to the contract, upon successful completion of the research by the University, the Company is required to pay 85% of total fund to the University and will own the rights to the research findings, and is required to pay the remaining 15% upon registration and approval of the researching findings from State Food and Drug Administration and Department of Public Health of Heilongjiang Province.  The Company is responsible for registration of the research findings and getting approval from related authorities.  In case the registration application is not approved by the authorities, the Company will not be entitled to the refund of the amount it already paid and will not be required to pay the remaining 15% or RMB 2,300,000 ($336,000). During the second quarter of 2009, the research and development of the new medicine and health supplemental products was completed successfully. During the term of the contract, the Company paid RMB 12,700,000 (or $1,859,000) to the University and obtained the ownership rights of the research findings.  The Company is registering the research findings with the related authorities. The Company recorded the payment for the R&D project as R&D expense.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current year.

New Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2009, the FASB issued an ASU regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have an impact on its financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued.
In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
3. INVENTORY

Inventory at December 31, 2009 and 2008 was as follows:

	2009	2008

Raw materials	$148,519	$33,676
Packing materials	54,777	22,409
Finished goods	82,099	95,857
Total	$285,395	$151,942

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2009 and, 2008:
	2009	2008

Building	$8,252,397	$8,244,669
Building improvements	912,316	911,462
Production equipment	2,338,779	2,319,654
Office furniture and equipment	192,458	179,752
Vehicles	118,559	118,448
	11,814,509	11,773,985
Less: Accumulated depreciation	(1,651,563)	(675,939)
	$10,162,946	$11,098,046

Depreciation for the years ended December 31, 2009 and 2008 was $976,000 and $619,000, respectively.

5. ADVANCES TO SUPPLIERS AND OTHER RECEIVABLES

Advances to suppliers represented prepayment for the raw material.  Other receivables represented cash advances to employees and sales representatives for normal business purposes such as advances for traveling expense.

6. RELATED PARTY TRANSACTIONS

Due from Management

At December 31, 2009, due from management represented advance payment of $1,745 to one of the Company’s officers for his paying certain expenses relating to the Company’s daily operations.

At December 31, 2008, due from management mainly represented lease payments received by Weikang’s CEO on behalf of Weikang for leasing the workshop of manufacturing royal jelly and the right to use its technology for manufacturing royal jelly from January 1, 2008 through June 30, 2010.  During 2008, Weikang’s CEO received lease income of approximately $1,008,000 (RMB 7,000,000) and prepaid lease payment of approximately $219,000 (RMB 1,500,000) on behalf of the Company.

Advance from Officer

Advance from officer represented the payment of $650,000 made by an officer of Heilongjiang Weikang on behalf of Sinary to certain former shareholders of the Company in connection with the reverse acquisition between the Company and Sinary on December 7, 2007. The advance from officer bears no interest and is payable on demand.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2009 and 2008:

	2009	2008

Land use right	$12,266,864	$8,723,411
Goodwill arising from acquisition of Tianfang	3,581,715	3,578,359
Software	7,216	7,209
	15,855,795	12,308,979
Less: Accumulated amortization	(297,064)	(94,574)
	$15,558,731	$12,214,405

All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis for 50 years.

Amortization for the years ended December 31, 2009 and 2008 was $202,000 and $93,000, respectively.   Amortization for the next five years from December 31, 2009 is expected to be $273,000, $273,000, $273,000, $272,000 and $272,000, respectively.

8. MAJOR CUSTOMERS AND VENDORS

There were no customers which accounted for over 10% of the Company’s sales for the year ended December 31, 2009.

Five customers who are dealers of the Company accounted for 47% of the Company’s net revenues for 2008.  Each customer accounted for 14%, 12%, 11% and 10% of sales, of which, one was the related party owned by the shareholder of Weikang accounting for about 1% of total sales.  At December 31, 2009, the total receivable balance due from these five customers was $0.

Three and two vendors provided 38% and 26% of the Company’s purchases of raw material for the year ended December 31, 2009 and 2008, respectively. For 2009, each vendor accounted for 16%, 11%, 11%. For 2008, each vendor accounted for 16% and 10%. Accounts payable to these vendors is $0 at December 31, 2009 and 2008.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

9. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2009 and 2008:

	2009	2008
Income tax payable	$1,679,250	$381,659
Value added tax payable	505,545	306,012
Individual income tax withholding payable	22	504,123
Sales tax payable	29,290	51,210
Other	33,303	7,083
	$2,247,410	$1,250,087

10. OTHER PAYABLES

At December 31, 2009, other payable is $7.62 million that Sinary was obligated to pay Heilongjiang Weikang’s former owners within one year from the closing of the acquisition of Heilongjiang Weikang. This payable does not bear any interest, and was extended to June 30, 2010.

At December 31, 2008, other payables consisted of $7.62 million purchase price of Heilongjiang Weikang and the unpaid portion of the purchase price of approximately $3.8 million Heilongjiang Weikang was obligated to pay to Tianfang’s former owners within one year from the closing of acquisition date.  The $3.8 million was paid during 2009.

11. DEFFERED TAX LIABILITY, NET

Deferred tax represented differences between the tax bases and book bases of property, equipment and land use right.

At December 31, 2009 and, 2008, deferred tax asset (liability) consisted of the following:

	2009	2008

Deferred tax asset on property and equipment for bases differences	$142,141	$37,758
Deferred tax asset arising from the acquisition of Heilongjiang Weikang	29,620	29,591
Deferred tax liability arising from the acquisition of Tianfang	(3,621,766)	(3,618,374)
Deferred tax liability, net	$(3,450,005)	$(3,551,025)

12. INCOME TAXES

Weikang and Sinary were incorporated in the US and have net operating losses (NOL) for income tax purposes.  Weikang and Sinary had net operating loss carry forwards for income taxes of $139,500 and $650,000 at December 31, 2009, respectively, which may be available to reduce future years’ taxable income as NOL; NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Heilongjiang Weikang and Tianfang are governed by the Income Tax Law of the PRC concerning the private enterprises that are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Heilongjiang Weikang was exempt from income tax for three years from 2006 to 2008. Tianfang is subject to 25% income tax rate. Net income for year ended December 31, 2008 would have been lower by approximately $1,251,000 or $0.05 earnings per share, if Heilongjiang Weikang was not subject an income tax holiday.

Foreign pretax earnings approximated $21,112,000 and $8,020,000 for the years ended December 31, 2009 and 2008 respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the US. At December 31, 2009, $22,157,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $1,994,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2009 and 2008:

	2009	2008
US statutory rates	34.0%	34.0%
Tax rate difference	(9.1)%	(9.0)%
Effect of tax holiday	-%	(16.0)%
Other	0.4%	-%
Valuation allowance for US NOL	0.2%	-%
Tax per financial statements	25.5%	9.0%

The provisions for income tax expenses for the years ended December 31, 2009 and 2008 consisted of the following:

	2009	2008
Income tax expenses – current	$5,460,063	$787,023
Income tax benefit – deferred	(104,306)	(38,104)
Total income tax expenses	$5,355,758	$748,919

13. OTHER INCOME

Other income consisted of income for leasing the workshop of manufacturing the royal jelly and the right to use its technology for manufacturing royal jelly from January 1, 2008 through June 30, 2010.  Total lease payment from leasing out the workshop for the lease term is RMB 7,500,000, and RMB 10,000,000for leasing out the use right of the technology.  The Company received $1,034,885 and $1,032,896 lease income for 2009 and 2008, respectively.

14. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective on January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus Reserve Fund

The Company is now only required to transfer 10% of its net income, as determined under the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common Welfare Fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income to this fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.  The Company didn’t contribute to this fund.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

15. CONTINGENCIES

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’ s operations may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s sales, purchases and expenses transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be conducted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

16. ACQUISITION OF TIANFANG AND UNAUDITED PRO FORMA INFORMATION

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang for $15,000,000 (RMB 102,886,500).  For convenience of reporting the acquisition for accounting purposes, August 1, 2008 was designated the acquisition date. Cash from operating, investing and financing activities in 2008, exclude the effect of this acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed of Tianfang, at the date of acquisition.   The total consideration for acquisition exceeded fair value of the net assets acquired by $3,565,578. The excess was recorded as goodwill.

Cash	$10,146
Accounts receivable	388,641
Other receivables	3,988
Inventory	45,161
Property and equipment	7,194,302
Land use right	8,117,686
Goodwill	3,565,578
Tax payable	(498,259)
Advances from shareholder	(221,794)
Deferred tax liability	(3,605,449)
Purchase price	$15,000,000

The intangible asset, which is principally land use rights, is being amortized over 50 years.

The following unaudited pro forma consolidated results of operations for Heilongjiang Weikang and Tianfang for the year ended December 31, 2008 presents the operations of Heilongjiang Weikang and Tianfang as if the acquisitions occurred on January 1, 2008.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

Net revenue	$13,925,832

Cost of revenue	5,102,876

Gross profit	8,822,956

Total operating expenses	1,317,008

Income from operations	7,505,948

Total non-operating (income)	(959,016)

Income before income tax	8,464,964

Income tax	881,677

Net income	$7,583,287

Basic and diluted weighted average shares outstanding	25,229,800

Basic and diluted net earnings per share	$0.30

17. SUBSEQUENT EVENT

On January 20, 2010, the Company entered into Subscription Agreements with "accredited" investors. Pursuant to the Purchase Agreements, the Investors purchased 1,470,588 shares of Company common stock at $1.70 per share. The Company raised $2,500,000 in gross proceeds and received net proceeds of $2,047,500, after placement agent fees and other offering expenses.

The Investors received one Series A Warrant and one Series B Warrant for every $8.00 invested in the Company under the Purchase Agreement. Series A Warrants grant the holder the right to purchase shares of Common Stock at an exercise price of $3.00. Series B Warrants grant the holder the right to purchase shares of Common Stock at an exercise price of $5.00. At the closing the Investors received Series A Warrants to purchase 312,500 shares of Common Stock and Series B Warrants to purchase 312,500 shares of Common Stock.

The Series A and Series B Warrants expire three years from the date of issuance. The Warrants provide for antidilution adjustments to the exercise price for certain convertible securities issued with conversion prices lower than the Warrants' exercise price. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 2.76%; dividend yield – 0%; expected volatility – 100% and term of 3 years.  The value of the Warrants was $1,212,278.

In connection with the Financing the Company entered into an Investor Relations Escrow Agreement, pursuant to which the Company agreed to establish an escrow account of $150,000 which may be allocated and released to investor relations firms for marketing purposes at the sole discretion of a representative of the Investors.

In connection with the Financing the Company paid the following: (i) $150,000 to an Investment Relations escrow account described above, (ii) $250,000 in placement agent fees, and (iii) $52,500 in offering expenses, including legal fees.

In addition the Company issued the following securities: (i) Series A Warrants to purchase 73,528 shares of Common Stock to placement agents, (ii) Series B Warrants to purchase 73,528 shares of Common Stock to placement agents, (iii) 180,000 shares of Common Stock to an investor relations firm, (iv) 600,000 shares of Common Stock to a consultant for business development and capital markets advice, and (v) 7,000 shares of Common Stock for legal services.  The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 2.76%; dividend yield – 0%; expected volatility – 100% and term of 3 years.  The value of the Warrants was $285,236.

The Company agreed to file a resale Registration Statement on Form S-1 by April 9, 2010 registering the Investor Shares and the Investors' Warrants with the SEC. In the event the Company has not filed the Registration Statement by the Required Filing Date, or the Registration Statement is not declared effective by the SEC by 120 days after the Required Filing Date, the Company agreed to pay liquidated damages to each Investor, from and including the day following such Filing Default until the date the Registration Statement is filed with the SEC, or until the Registration Statement is declared effective, as applicable, at a rate per month (or portion thereof) equal to 0.50% of the total purchase price of the Shares purchased by such Investor pursuant to the Purchase Agreement. In no event, however, may the penalties exceed 9% in the aggregate of such total purchase price.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

    Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

    Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

    Management carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, pursuant to Exchange Act Rule 13(a)-14(c). We carried out this evaluation using criteria similar to that proscribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act would be recorded, processed, summarized and reported in accordance with the rules and forms of the SEC.

    While management concluded that no material weaknesses existed, management also determined that there were two significant deficiencies:

	a need for additional controls and procedures to improve the recordkeeping systems at the Company; and


a need for additional financial personnel, particularly at the executive level, with experience with U.S. public companies and an appropriate level of knowledge, experience and training in the application of generally accepted accounting principles in the United States.

    To address these concerns, we intend to retain a consultant to evaluate our internal controls and procedures and to assist us in making improvements to the quality of our controls, policies and procedures. In addition, we are in search for more qualified financial personnel with experience with U.S. GAAP and U.S. public company reporting and compliance obligations, while we are in efforts to remediate these deficiencies through improving supervision, education, and training of our accounting staff.

   This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in internal control over financial reporting

    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

    As of the end of the period covered by the Annual Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

    Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

    Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by the Report.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

    This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Current Executive Officers and Directors

The following tables set forth information regarding the Company’s current executive officers and directors of the Company. The Board of Directors is comprised of only one class. Except as otherwise described below, all of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Positions
Yin Wang	55	Chief Executive Officer and Chairman of the Board of Directors
Yanhua Liu	56	Chief Financial Officer, Secretary and Director
Wei Wang	57	Director
Guangxin Wang	30	Director
Yuanyuan Jing	32	Director
Weili Wang	60	Director

Yin Wang is the founder and Chairman of Weikang. Mr. Yin Wang has extensive clinical training and bio-medical research experience, having been a physician in China for over 30 years. From 1980 to 1982, Mr. Yin Wang served as the Director of the Surgical Department at the Harbin Geriatric Hospital. Thereafter, from 1982 until 2001, Mr. Yin Wang served as the Director of Harbin No. 2 Chinese Medical Hospital. Shortly thereafter, in 2002, he founded Weikang. Mr. Yin Wang is a graduate of Harbin Medical University, a prestigious and nationally recognized medical school in China.

Yanhua Liu has been Weikang’s Chief Accountant and Chief Financial Officer since 2005. Ms. Liu is well-versed in financial and accounting matters, having been a certified public accountant in China for over 20 years. Prior to joining Weikang, Ms. Liu was the Chief Financial Officer of Harbin Hexin Group Co., Ltd. from 2002 to 2005. Ms. Liu is a graduate of Heilongjiang Agricultural and Mechanical College with bachelor’s degree in finance.

Wei Wang has extensive business management experience, having been the Deputy General Manager in charge of Management and Distribution at Heilongjiang Weikang Pharmaceutical Co., Ltd. since its founding in 2002. Before then, Ms. Wang was the Sales Director at Harbin No. 8 Department Store. Ms. Wei is a graduate of Heilongjiang No. 2 Professional Technical School.

Guangxin Wang is presently a researcher with Heilongjiang University Software Institute, a position he has held since 2004. Mr. Guangxin Wang has a master’s degree in software engineering from Heilongjiang University, and has also pursued scholarship-based advanced studies in Japan.

Yuangyuan Jing has been the Administrative Director of Weikang since she joined the company in 2005. Ms. Jing has extensive administrative experience, having been the Chief Administrator of Huawai Technologies Co., Ltd., a global leading provider of next generation telecommunications networks, from 2002 to 2005. Ms. Jing has a master’s degree in international business from the University of International Business and Economics in Beijing.

Weili Wang has been a business entrepreneur for many years, both as the founder of Guandali Technology Group in China in 1992 and as a private consultant advising Chinese companies on foreign trading. After she immigrated permanently to the United States in 1999, Ms. Wang continued as a private entrepreneur conducting trades between the United States and China. Ms. Wang is a 1989 graduate of Beijing Foreign Language University with a bachelor’s degree in business.

Audit, Nominating and Compensation Committees

Due to our lack of operations and size, we have not designated an audit committee. Furthermore, we are currently quoted on the OTC Bulletin Board, which is sponsored by the NASD, under the symbol “WKBT.OB” and the OTCBB does not have any listing requirements mandating the establishment of any particular committees. Our board of directors acts as our audit committee and performs equivalent functions, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. For these same reasons, we did not have any other committees during fiscal 2009.

Our board believes that, considering our size and the members of our board, decisions relating to director nominations can be made on a case-by-case basis by all members of the board without the formality of a nominating committee or a nominating committee charter. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.

The board does not have an express policy with regard to the consideration of any director candidates recommended by shareholders since the board believes that it can adequately evaluate any such nominees on a case-by-case basis. The board will evaluate shareholder-recommended candidates under the same criteria as internally generated candidates. Although the board does not currently have any formal minimum criteria for nominees, substantial relevant business and industry experience would generally be considered important, as would the ability to attend and prepare for board, committee and shareholder meetings. Any candidate must state in advance his or her willingness and interest in serving on the board of directors.

    We have not received any recommendations for a director nominee from any shareholder.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Code of Ethics

We have adopted a code of ethics (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•	Compliance with applicable governmental laws, rules and regulations. The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2008. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2009, 2008 and 2007, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Yin Wang Chief Executive Officer and Chairman	2009	4,000	0	0	0	0	0	0	0
	2008	4,000	0	0	0	0	0	0	0
	2007	4,000	0	0	0	0	0	0	0
Yanhua Liu Chief Financial Officer and Director	2009	3,000	0	0	0	0	0	0	0
	2008	3,000	0	0	0	0	0	0	0
	2007	3,000	0	0	0	0	0	0	0
Wei Wang Director	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Guangxin Wang Director	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Yuanyuan Jing Director	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Weili Wang Director	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2009.

Compensation of Directors

We did not pay any compensation to our directors for any services provided as a director during the year ended December 31, 2009. There are no other formal or informal understandings or arrangements relating to compensation.

Employment Agreements, Termination of Employment, and Change-in-Control Arrangements

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

As of March 11, 2010, we had 41 stockholders of record and 27,984,388 shares of our Common Stock issued and outstanding. The following table sets forth as of March 11, 2009, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Director, nominee and executive officer; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 27,984,388 shares of our Common Stock issued and outstanding as of March 11, 2010.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 11, 2010

Title of Class	Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)

Common Stock, $.00001 par value	Weili Wang 18138 Via Calma Rowland Heights, CA 91758	24,725,200	88.35%
Common Stock, $.00001 par value	All directors and executive officers as a group (three persons)	24,725,200	88.35%

(1)  Unless stated otherwise, the business address for each person named is c/o Weikang Bio-Technology Group Co., Inc.

(2)  Calculated pursuant to Rule 13d-3(d) (1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our largest customer, Weikang Pharmaceutical Group Co., Ltd., is owned by Mr. Yin Wang, our current chief executive officer and chairman of the board of directors. Mr. Wang was also a shareholder of Heilongjiang Weikang Bio-Technology Group Co., Ltd., our Chinese operating company before the company was acquired by Sinary.

Due from Management

At December 31, 2009, due from management represented advance payment of $1,745 to one of the Company’s officers for his payment of certain expenses relating to the Company’s daily operations.

At December 31, 2008, due from management mainly represented lease payments received by Weikang’s CEO on behalf of Weikang for leasing the royal jelly manufacturing workshop and the right to use Weikang's technology for manufacturing royal jelly from January 1, 2008 through June 30, 2010.  During 2008, Weikang’s CEO received lease income of approximately $1,008,000 (RMB 7,000,000) and prepaid lease payment of approximately $219,000 (RMB 1,500,000) on behalf of the Company.

Advance from Officer

Advance from officer represented the payment of $650,000 made by an officer of Heilongjiang Weikang on behalf of Sinary to certain former shareholders of the Company in connection with the reverse acquisition between the Company and Sinary on December 7, 2007. The advance from officer bears no interest and is payable on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Goldman Parks Kurland Mohidin-GPKM LLP (“GPKM”), for our audits of the annual financial statements for the year ended December 31, 2008 and 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2009(2)		2008(3)

Audit Fees (1)		$185,000	$117,500
Audit-Related Fees (4)	$		$115,000
Tax Fees (5)		-	-
All Other Fees (6)		-	-
Total Accounting Fees and Services		$185,000	$232,500

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown in 2009 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2009, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2010.

(3)
The amounts shown in 2008 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2008, and (ii) the review of the financial statements included in our filings on Form 10-QSB for the quarters of 2009.

(4)
Audit-Related Fees. The amount shown hereto relate to the audit of Tianfang’s annual financial statements for the fiscal years ended December 31, 2007, and 2006 in connection with the acquisition of Tianfang.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Goldman Parks Kurland Mohidin-GPKM LLP were pre-approved by our Board of Directors.

We are presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

    (a) On December 31, 2009, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of Weikang Bio-Technology Group Co, Inc. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2009 and 2008
Statements of Operations - for the years ended December 31, 2009 and 2008
Statements of Cash Flows - for the years ended December 31, 2009 and 2008
Statements of Stockholders’ Equity - for the years ended December 31, 2009 and 2008
Notes to Financial Statements

2. Exhibits

14.1      Code of Ethics *
23.1      Consent of independent registered public accounting firm on Form S-1
23.2      Consent of independent registered public accounting firm on Form S-8
31.1.     Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2.     Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1.     Section 1350 Certifications of Chief Executive Officer
32.2.     Section 1350 Certifications of Chief Financial Officer

* Previously filed.

(b)	Reports on Form 8-K

(1)
On August 12, 2009, we filed a current report on Form 8-K to announce the extension of the grace period to remit the Acquisition Price in connection with the acquisition between Sinary Bio-Technology Holdings Group, Inc. and Weikang Bio-Technology Group Co., Ltd.

(2)
On August 17, 2009, we filed a current report on Form 8-K to announce a Securities Purchase Agreement with ARC China, Inc. (“ARC”), dated August 11, 2009, pursuant to which ARC agreed that it will purchase up to an aggregate of 4,768,877 Units at a purchase price of $1.75 per Unit for an aggregate purchase price of $8,345,535.

(3)	On November 19, 2009, we filed a current report on Form 8-K to announce the termination of the Securities Purchase Agreement with ARC China, Inc., dated August 11, 2009.

(4)
On January 26, 2010, we filed a current report on Form 8-K to announce a Subscription Agreements (“Purchase Agreements”) with “accredited” investors (the “Investors”).   Pursuant to the Purchase Agreements, the Investors purchased 1,470,588 shares (“Investor Shares”) of the Company’s common stock (“Common Stock”) at $1.70 per share (the “Financing”). The Company raised $2,500,000 in gross proceeds and received net proceeds from the Financing of approximately $2,052,500, after placement agent fees and other offering expenses.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

WEIKANG BIO-TECHNOLOGY GROUP CO., INC.

Date: March 31, 2010	/s/ Yin Wang
Yin Wang
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yin Wang	Chief Executive Officer and Chairman of the Board	March 31, 2010
Yin Wang

/s/ Yanhua Liu	Chief Financial Officer and Treasurer	March 31, 2010
Yanhua Liu

/s/ Wei Wang	Director	March 31, 2010
Wei Wang

/s/ Guangxin Wang	Director	March 31, 2010
Guangxin Wang

/s/ Yuanyuan Jing	Director	March 31, 2010
Yuanyuan Jing

/s/ Weili Wang	Director	March 31, 2010
Weili Wang