Form 10-Q
period 2010-03-31
WEIKANG BIO-TECHNOLOGY GROUP CO., INC.
filed 2010-05-17
CIK 1484042

OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2013 Estimated average burden hours per response . . ...... 187.2

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-1484042

WEIKANG BIO-TECHNOLOGY GROUP COMPANY, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	26-2816569
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

No. 365 Chengde Street, Daowai District, Harbin
Heilongjiang Province, The People’s Republic of China 150020
(Address of principal executive offices) (Zip Code)

+(86) 0451-88355530
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,984,388 shares of $.00001 par value common stock outstanding as of May 11, 2010.

WEIKANG BIO-TECHNOLOGY GROUP COMPANY, INC.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,
	2010	December 31,
	(Unaudited)	2009
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$18,098,606	$11,380,019
Advances to suppliers and other receivables	895,936	24,334
Inventory	470,754	285,395
Due from management	1,745	1,745

Total current assets	19,467,041	11,691,493

NONCURRENT ASSETS
Property and equipment, net	9,945,642	10,162,946
Construction in progress	445,238	-
Intangible assets	15,488,871	15,558,731

Total noncurrent assets	25,879,751	25,721,677

TOTAL ASSETS	$45,346,792	$37,413,170

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$13,599	$12,668
Unearned revenue	-	11,716
Taxes payable	2,453,471	2,247,410
Other payables	7,634,863	7,620,321
Due to related party	24,903	-
Advance from officer	650,000	650,000

Total current liabilities	10,776,836	10,542,115

CONTINGENCIES

DEFERRED TAX LIABILITY	3,427,129	3,450,005

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value; authorized shares
100,000,000; issued and outstanding shares 27,984,388
and 25,486,800 at March 31, 2010 and December 31, 2009, respectively	280	255
Additional paid in capital	4,781,720	139,245
Deferred compensation	(1,467,791)	-
Statutory reserve	1,321,806	1,069,507
Accumulated other comprehensive income	850,151	844,526
Retained earnings	25,656,661	21,367,517

Total stockholders' equity	31,142,827	23,421,050

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,346,792	$37,413,170

See notes to the consolidated financial statements.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2010	2009

Net sales	$13,958,540	$10,111,207
Cost of goods sold	5,640,302	4,461,585

Gross profit	8,318,238	5,649,622

Operating expenses
Selling expenses	691,259	432,843
General and administrative expenses	1,260,179	206,469

Total operating expenses	1,951,438	639,312

Income from operations	6,366,800	5,010,310

Non-operating income (expenses)
Interest income	16,244	245
Financial expense	(522)	(110)
Other income	193	256,278
Other expenses	(161)	(12,859)

Total non-operating income, net	15,754	243,554

Income before income tax	6,382,554	5,253,864
Income tax	1,841,109	1,400,259

Net income	4,541,445	3,853,605

Other comprehensive income
Foreign currency translation gain (loss)	9,307	(3,140)

Comprehensive Income	$4,550,752	$3,850,465

Basic and diluted weighted average shares outstanding	27,360,062	25,229,800

Basic and diluted net earnings per share	$0.17	$0.15

See notes to consolidated financial statements.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,541,445	$3,853,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301,286	293,452
Stock issued for consulting expenses	65,200	-
Deferred compensation	912,009	-
Changes in deferred tax	(23,834)	(25,204)
(Increase) decrease in current assets:
Advances to suppliers and other receivables	(871,532)	(6,195)
Inventory	(185,263)	(296,952)
Increase (decrease) in current liabilities:
Accounts payable	927	-
Unearned revenue	(11,718)	(36,573)
Accrued liabilities and other payable	14,541	8,519
Taxes payable	205,418	727,431

Net cash provided by operating activities	4,948,479	4,518,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(445,199)	-
Acquisition of property & equipment	(6,989)	-

Net cash used in investing activities	(452,188)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in due from management	-	245,785
Net proceeds from shares issued	2,197,500	-
Payment for purchase of Tianfang	-	(3,811,898)
Changes in due from related party	24,901	-

Net cash provided by (used in) financing activities	2,222,401	(3,566,113)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(105)	5,893

INCREASE IN CASH & CASH EQUIVALENTS	6,718,587	957,863

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	11,380,019	16,927

CASH & CASH EQUIVALENTS, END OF PERIOD	$18,098,606	$974,790

Supplemental Cash flow data:
Income tax paid	$1,678,870	$411,008
Interest paid	$-	$-

See notes to consolidated financial statements.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)
 AND DECEBMER 31, 2009

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Weikang Bio-Technology Group Co., Inc., a Nevada corporation (“Weikang” or “the Company”) was incorporated on May 12, 2004 in Florida as Expedition Leasing, Inc. (“Expedition”). The Company reincorporated in Nevada and changed to its present name on July 12, 2008, pursuant to a merger with Weikang, a wholly-owned subsidiary, with Weikang as the surviving entity. The Company is engaged in the development, manufacture and distribution of Traditional Chinese Medicine ("TCM") through its indirect wholly-owned operating subsidiary, Heilongjiang Weikang Biotechnology Group Co., Ltd. (“Heilongjiang Weikang”) in the People’s Republic of China (“PRC” or “China”).

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

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang (Guizhou) Pharmaceutical Co., Ltd. (“Tianfang”), a Chinese limited liability company, for $15,000,000, pursuant to a stock transfer agreement entered into on June 30, 2008 by and among the Heilongjiang Weikang, Tianfang, and Tianfang’s two shareholders: Beijing Shiji Qisheng Trading Co., Ltd., a Chinese limited liability company (“Shiji Qisheng”) and Tri-H Trade (U.S.A.) Co., Ltd., a California corporation (“Tri-H”, and together with Shiji Qisheng collectively as the “Selling Shareholders”).

Tianfang was incorporated in the Guizhou Province, PRC in 1998. Tianfang is engaged in the development, manufacture and distribution of Over the Counter (“OTC”) Pharmaceuticals.  The Company believes its market share can be expanded to the southern part of China through the acquisition of Tianfang.

The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2009 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for all assets with estimated lives   as follows:

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

Recoverability of long-lived assets to be held and used is measured by a comparison between the carrying amount of an asset and the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is the amount that the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined by the assets expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes at inception of the business (codified in FASB ASC Topic 740) on August 31, 2007.  Based on FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. Based on FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interests associated with unrecognized tax benefits are classified as interest expenses and penalties are classified in selling, general and administrative expenses in the statements of income.  At March 31, 2010 and December 31, 2009, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

Sales returns and allowances was $0 for the three months ended March 31, 2010 and 2009. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventory to lower cost or market is also recorded in cost of goods sold.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the PRC and the United States. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the Unites States. Balances at financial institutions within the PRC are not covered by insurance. As of March 31, 2010 and December 31, 2009, the Company had deposits in excess of federally insured limits totaling US$17,939,976 and US$11,372,437, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

 As of March 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses SFAS No 130, “Reporting Comprehensive Income,” codified in FASB ASC Topic 220. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the three months ended March 31, 2010 and 2009 included net income and foreign currency translation adjustments.

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

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three month ended March 31, 2010, the Company did not have any dilutive securities due to anti-dilution feature of the warrants issued in connection with the equity financing. For the three month ended March 31, 2009, the Company did not have any dilutive securities

Segment Reporting

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

Research and Development

Research and development costs are related primarily to the development of new nutritional and health supplements products. Research and development costs are expensed as incurred. For the three months ended March 31, 2010 and 2009, the research and development expense was $0.

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current year.

New Accounting Pronouncements

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years.
The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 167 did not have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 did not have an impact on its financial condition, results of operations or cash flows.

3. INVENTORY

Inventory at March 31, 2010 and December 31, 2009 was as follows:

	2010	2009
Raw materials	$193,610	$148,519
Packing materials	94,592	54,777
Finished goods	182,552	82,099
Total	$470,754	$285,395

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Building	$8,254,694	$8,252,397
Building improvements	912,570	912,316
Production equipment	2,345,016	2,338,779
Office furniture and equipment	193,915	192,458
Vehicles	118,592	118,559
	11,824,786	11,814,509
Less: Accumulated depreciation	(1,879,145)	(1,651,563)
	$9,945,642	$10,162,946

Depreciation for the three months ended March 31, 2010 and 2009 was $227,582 and $242,908, respectively.

5. CONSTURCTION IN PROGRESS

At March 31, 2010, construction in progress consisted of the payment made for construing a manufacturing line for Heilongjiang Weikang.

6. ADVANCES TO SUPPLIERS AND OTHER RECEIVABLES

Advances to suppliers represented prepayment for the raw material.  Other receivables represented cash advances to employees and sales representatives for normal business purposes such as advances for traveling expense.

7. RELATED PARTY TRANSACTIONS

Due from Management

At March 31, 2010 and December 31, 2009, due from management represented advance payment of $1,745 to one of the Company’s officers for his paying certain expenses relating to the Company’s daily operations.

Advance from Officer

Advance from officer represented the payment of $650,000 made by an officer of Heilongjiang Weikang on behalf of Sinary to certain former shareholders of the Company in connection with the reverse acquisition between the Company and Sinary on December 7, 2007. The advance from officer bears no interest and is payable on demand.

Dues to Related Party

At March 31, 2010, dues to related party represented a quick advance of $24,903 from the related party companies that are owned by the Company’s officer, this quick advance was made for no inertest and was payable upon demand.

8. INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Land use right	$12,270,279	$12,266,864
Goodwill arising from acquisition of Tianfang	3,582,711	3,581,715
Software	7,218	7,216
	15,860,208	15,855,795
Less: Accumulated amortization	(371,337)	(297,064)
	$15,488,871	$15,558,731

All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis for 50 years.

Amortization for the three months ended March 31, 2010 and 2009 was approximately $74,200 and $50,500, respectively.   Amortization for the next five years from March 31, 2010 is expected to be approximately $297,000, $297,000, $296,000, $296,000 and $296,000, respectively.

9. MAJOR CUSTOMERS AND VENDORS

Five customers who are dealers of the Company accounted for 56% of the Company’s net revenue for the three months ended March 31, 2010.  Each customer accounted for about 12%, 11%, 11%, 11% and 11% of the sales. At March 31, 2010, the total receivable balance due from these five customers was $0.

Five customers who are dealers of the Company accounted for 39% of the Company’s net revenue for the three months ended March 31, 2009.  Each customer accounted for about 9%, 8%, 8%, 8% and 6% of the sales. At March 31, 2009, the total receivable balance due from these five customers was $0.

Three vendors provided 66% of the Company’s purchases of raw materials for the three months ended March 31, 2010.  Each vendor accounted for 41%, 14%, and 11% of the purchases. The Company did not have accounts payable to these vendors at March 31, 2010.

Six vendors provided 47% of the Company’s purchases of raw materials for the three months ended March 31, 2009.   Each vendor accounted for 19%, 7%, 6%, 5%, 5% and 5% of the purchases. The Company did not have accounts payable to these vendors at March 31, 2009.

10. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Income tax payable	$1,865,806	$1,679,250
Value added tax payable	573,884	505,545

Sales tax payable	-	29,290
Other	13,781	33,325
	$2,453,471	$2,247,410

11. OTHER PAYABLES

At March 31, 2010 and December 31, 2009, other payable mainly represented $7.62 million that Sinary was obligated to pay Heilongjiang Weikang’s former owners within one year from the closing of the acquisition of Heilongjiang Weikang. This payable does not bear any interest, and was extended to June 30, 2010.

12. DEFFERED TAX LIABILITY, NET

Deferred tax represented differences between the tax bases and book bases of property, equipment and land use right.

At March 31, 2010 and December 31, 2009, deferred tax asset (liability) consisted of the following:

	2010	2009

Deferred tax asset on property and equipment for bases differences	$166,017	$142,141
Deferred tax asset arising from the acquisition of Heilongjiang Weikang	29,628	29,620
Deferred tax liability arising from the acquisition of Tianfang	(3,622,774)	(3,621,766)
Deferred tax liability, net	$(3,427,129)	$(3,450,005)

13. INCOME TAXES

Weikang and Sinary were incorporated in the US and have net operating losses (NOL) for income tax purposes. Weikang and Sinary had net operating loss carry forwards for income taxes of $1,131,000 and $650,000 at March 31, 2010 and December 31, 2009, respectively, which may be available to reduce future years’ taxable income as NOL; NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Heilongjiang Weikang and Tianfang are governed by the Income Tax Law of the PRC concerning the private enterprises that are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Foreign pretax earnings approximated $7,374,000 and $5,254,000 for the three months ended March 31, 2010 and 2009, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the US. At March 31, 2010, $27,438,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $2,469,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2010 and 2009:

	2010	2009
US statutory rates	34.0%	34.0%
Tax rate difference	(10.4)%	(9.0)%
Valuation allowance for US NOL	5.3%	1.7%
Tax per financial statements	28.9%	26.7%

The provisions for income tax expenses for the three months ended March 31, 2010 and 2009 consisted of the following:

	2010	2009
Income tax expenses – current	$1,864,932	$1,426,444
Income tax benefit – deferred	(23,834)	(26,185)
Total income tax expenses	$1,841,109	$1,400,259

14. COMMON STOCK

Common Stock with Warrants Issued for Cash

On January 20, 2010, the Company entered into Subscription Agreements with "accredited" investors (or “the Investors”). Pursuant to the Subscription Agreements, the Investors purchased 1,470,588 shares of Company common stock at $1.70 per share. The Company raised $2,500,000 in gross proceeds and received net proceeds of $2,047,500. In connection with the Financing the Company paid the following: (i) $150,000 to an Investment Relations escrow account, (ii) $250,000 in placement agent fees, and (iii) $52,500 in offering expenses, including legal fees.

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

In connection with the Financing, the Company entered into an Investor Relations Escrow Agreement, pursuant to which the Company agreed to establish an escrow account of $150,000 which may be allocated and released to investor relations firms for marketing purposes at the sole discretion of a representative of the Investors. The Company paid $150,000 to an IR firm for them providing the IR service over a period of two years.  For the quarter ended March 31, 2010, the Company recorded $14,384 as IR expense.

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

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Granted – series A warrants	386,028	3.00	3
Granted – series B warrants	386,028	5.00	3
Exercised
Forfeited
Outstanding at March 31, 2010	772,056	4.00	2.81
Exercisable at March 31, 2010	772,056	4.00	2.81

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

In connection with the financing, the Company issued 27,000 shares to several legal counsels and 200,000 shares to a consultant, First Trust China Ltd., related to this financing.

Deferred Compensation

On January 20, 2010, the Company issued 600,000 shares of Common Stock valued at $3.26 (stock price at grant date) to consultants, in connection with this financing.  During the three months ended March 31, 2010, the Company recorded $1,793,000 as deferred compensation and amortized $857,000 as stock-based compensation.

On January 20, 2010, the Company issued 180,000 shares to an IR firm for providing IR service for a period of two years; the stock was valued at $3.26 (stock price at grant date) per share.  During the three months ended March 31, 2010, the Company recorded $587,000 as deferred compensation and amortized $55,000 as stock-based compensation.

During the three months ended March 31, 2010, the Company issued 20,000 shares to one employee with stock price valued at $3.26 per share (stock price at grant date).  The Company recorded $65,000 stock-based compensation for the shares issued.

15. STATUTORY RESERVES

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

16. CONTINGENCIES

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

17. GOODWILL

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, goodwill is not amortized but is tested for impairment annually, or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit, with the fair value of the reporting unit determined using a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang for $15,000,000 (RMB 102,886,500).   The total consideration for acquisition exceeded fair value of the net assets acquired by $3,565,578. The excess was recorded as goodwill.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of operations and results of operations, and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although Company believes that the expectations reflected in the forward-looking statements are reasonable, Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

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

NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years.
The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 167 did not have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 did not have an impact on its financial condition, results of operations or cash flows.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and 2009

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	2010		2009
	(in U.S. Dollars, except for percentages)
Sales	$13,958,540		$10,111,207
Cost of Sales	5,640,302	40%	4,461,585	44%
Gross Profit	8,318,238	60%	5,649,622	56%
Operating Expense	1,951,438	14%	639,312	6%
Income from Operations	6,366,800	46%	5,010,310	50%
Other Income (Expenses), net	15,754	0%	243,554	2%
Income Tax Expense	1,841,109	13%	1,400,259	14%
Net Income	$4,541,445	33%	$3,853,605	38%

Sales. During the three months ended March 31, 2010, we had sales of $13.96 million, compared to $10.11 million for the comparable period of 2009, an increase of $3.85 million or 38%. The increase in sales was primarily a result of increased sales from Tianfang, which increased market coverage of 20% and sales of 45% in first quarter.   In addition, Weikang had increased demand from dealers and distributors as a result of increased acceptance and trust in our products from end consumers despite increased selling price of 22% in first quarter.  We believe our sales will continue to grow as we develop new products and continue to improve the quality of our existing products.

Cost of Sales. Cost of sales increased $1.18 million or 26%, from $4.46 million for the three months ended March 31, 2009 to $5.64 million for the three months ended March 31, 2010. The increase was mainly due to increased production as a result of increased demand from the end consumers. The cost of sales as a percentage of sales for the three months ended March 31, 2010, approximated 40% as compared to 44% for the same period in 2009, which was attributable to increased production volume but fixed production overhead, which brought us relatively lower unit cost.

Gross profit. Gross profit was $8.32 million for the three months ended March 31, 2010, compared to $5.65 million for the comparable period of 2009, representing profit margins of 60% and 56% of sales, respectively. Of the $8.32 million in gross profit for the three months ended March 31, 2010, $3.60 million was attributable to Weikang and $4.73 million was attributable to Tianfang. The increase in our profit margin was mainly due to increased sales and decreased cost of sales.

Operating Expenses. Total operating expenses consisted of selling, general and administrative expenses of $1.95 million for the three months ended March 31, 2010 compared to $0.64 million for the comparable period of 2009, an increase of $1.31 million or 205%. Operating expenses as a percentage of sales was 14% for the three months ended March 31, 2010 while it was 6% for the three months ended March 31, 2009. This increase was attributable to increased investor relations expense of approximately $69,000 and consulting expense of approximately $856,600 from issuance of common stock to consultants for providing the business and financing advisory services to the Company.

Net Other Income. Other income for the three months ended March 31, 2010 was $0.02 million compared to $0.24 million for the same period in 2009, a decrease of $0.22 million or 92%. Other income in the three months ended March 31, 2009 mainly consisted of lease income received from leasing a workshop and right to use our technology for manufacturing the royal jelly.

Net Income. Our net income for the three months ended March 31, 2010 was $4.54 million compared to $3.85 million for the comparable period of 2009, an increase of $0.69 million or 18%. Of the $4.54 million in net income for the three months ended March 31, 2010, $3.00 million was attributable to Weikang and $2.53 million was attributable to Tianfang. The increase was mainly attributed to growth in revenue and efficiency of operations. Our management believes net income will continue to increase as we continue to offer better quality and variety of products and improve our manufacturing efficiency.

Liquidity and Capital Resources

As of March 31, 2010, the Company had cash and cash equivalents of $18.10 million, other current assets of $1.37 million, and current liabilities of $10.78 million. Working capital was $8.69 million at March 31, 2010. The ratio of current assets to current liabilities was 1.81-to-1 as of March 31, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2010 and 2009, respectively:

	2010	2009
Cash provided by (used in):
Operating Activities	$4,948,479	$4,518,083
Investing Activities	$(452,188)	$-
Financing Activities	$2,222,401	$(3,566,113)

Net cash provided by operating activities was $4.95 million for the three months ended March 31, 2010, compared to $4.52 million for the comparable period of 2009. The increase in net cash inflow from operating activities was mainly due to an increase in our net income with faster collection on accounts receivable.

Net cash used in investing activities was $0.45 million for the three months ended March 31, 2010, compared to $0 million for the comparable period of 2009.  The cash outflow during the three months ended March 31, 2010 was mainly due to construction for a new workshop.

Net cash provided by financing activities was $2.22 million for the three months ended March 31, 2010 compared to $3.57 million cash outflow for the comparable period of 2009. The net cash inflow in financing activities for the three months ended March 31, 2010 mainly consisted of proceeds of $2.19 million for stock issued.

We do not believe inflation had a significant negative impact on our results of operations during the three months ended March 31, 2010.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risks.

We do not use derivative financial instruments in our investment portfolio and has no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.

Item 4.T.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation these officers have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting that could materially affect such controls over financial reporting subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition, or results of operations of the Company.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Registration Statement as Amended, as filed with the United States Securities and Exchange Commission on April 14, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 9, 2010, the Company issued First Trust China Ltd. 200,000 shares as compensation for consulting services.  Such securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.

On January 20, 2010, the Company entered into Subscription Agreements with three “accredited” investors (or “the Investors”).   Pursuant to the Subscription Agreement, the Investors purchased 1,470,588 shares of the Company’s common stock (“Investor Shares”) at $1.70 per share. The Company raised $2,500,000 in gross proceeds and received net proceeds of $2,047,500.  The proceeds from the sale were used for general corporate purposes.

The Investors also received one Series A Warrant and one Series B Warrant for every $8.00 invested in the Company under the Subscription Agreements. Series A Warrants grant the holder the right to purchase shares of Common Stock at an exercise price of $3.00. Series B Warrants grant the holder the right to purchase shares of Common Stock at an exercise price of $5.00. At the closing the Investors received Series A Warrants to purchase 312,500 shares of Common Stock and Series B Warrants to purchase 312,500 shares of Common Stock.

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

Pursuant to the Subscription Agreements, the Company filed a resale Registration Statement on Form S-1 on March 25, 2010 registering the Investor Shares and the shares of common stock issuable under warrants issued to the investors with the Securities and Exchange Commission (or “the SEC”).  The SEC declared the Registration Statement effective on April 21, 2010.

The Investor Shares were issued to “accredited” investors, as such term is promulgated by the SEC.  In reliance upon each such investor’s representation as an “accredited investor,” among other representations, the offer and sale of the securities described above are exempt from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and in reliance upon Rule 506 of Regulation D promulgated by the SEC.  We made this determination based on the representations of the stockholders of Weikang Bio-Technology Group Company, Inc. that such stockholders were "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such stockholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the entities and individuals understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Global Hunter Securities, LLC acted as placement agent with respect to the offering of Investor Shares and received a cash fee of $125,000 (equal to 5% of the gross proceeds of the Offering) and warrants to purchase an aggregate of: (a) 36,764 shares of Common Stock at an exercise price of $3.00 per share and (b) 36,764 shares at an exercise price of $5.00 per share.

FirsTrust China Ltd. acted as consultant to the Company with respect to its business and financing and received a cash fee of $125,000 and warrants to purchase an aggregate of: (a) 36,764 shares of Common Stock at an exercise price of $3.00 per share and (b) 36,764 shares at an exercise price of $5.00 per share.

In addition, on January 20, 2010, the Company issued the following securities:  (i) 180,000 shares of Common Stock to Jinsun, LLC, an investor relations firm, for consulting services, (ii) 600,000 shares of Common Stock to various consultants, for business development and capital markets advice, and (iii) 2,000 shares of Common Stock to The Crone Law Group for legal services.

Further, on January 23, 2010, the Company issued 5,000 shares of Common Stock to The Crone Law Group for legal services.

The securities issued on January 20, 2010 and January 23, 2010, respectively, were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Other Information.

None.

Item 5.  Exhibits.

Exhibits:
31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ACTION INDUSTRIES, INC.

Dated: May 15, 2010	By:	/s/ Yin Wang
Yin Wang
Chief Executive Officer