Form 10-Q
period 2010-06-30
WEIKANG BIO-TECHNOLOGY GROUP CO., INC.
filed 2010-08-16
CIK 1484042

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock on August 13, 2010 was 28,024,388.

WEIKANG BIO-TECHNOLOGY GROUP COMPANY, INC.
Quarterly Period Ended June 30, 2010

INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2010	DECEMBER 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$20,485,278	$11,380,019
Advances to suppliers and other receivables	150,537	26,079
Inventory	1,045,905	285,395
Deferred tax asset	132,788	-

Total current assets	21,814,508	11,691,493

NONCURRENT ASSETS
Property and equipment, net	9,768,826	10,162,946
Construction in progress	446,823	-
Intangible assets	15,500,960	15,558,731

Total noncurrent assets	25,716,609	25,721,677

TOTAL ASSETS	$47,531,117	$37,413,170

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$13,669	$12,668
Unearned revenue	-	11,716
Taxes payable	1,522,402	2,247,410
Due to related party	25,034	-

Total current liabilities	1,561,105	2,271,794

ADVANCE FORM OFFICER	650,000	650,000

OTHER PAYABLES	7,720,321	7,620,321

CONTINGENCIES

DEFERRED TAX LIABILITY	3,421,953	3,450,005

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value; authorized shares 100,000,000; issued and outstanding shares 28,024,388 and 25,486,800 at June 30, 2010 and December 31, 2009, respectively	280	255
Additional paid in capital	4,967,720	139,245
Deferred compensation	(753,306)	-
Statutory reserve	1,404,276	1,069,507
Accumulated other comprehensive income	1,067,168	844,526
Retained earnings	27,491,600	21,367,517

Total stockholders' equity	34,177,738	23,421,050

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,531,117	$37,413,170
The accompanying notes are an integral part of the consolidated financial statements

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2010	2009	2010	2009

Net sales	$24,452,199	$23,306,974	$10,493,659	$13,195,767
Cost of goods sold	10,014,363	10,564,767	4,374,061	6,103,182

Gross profit	14,437,836	12,742,207	6,119,598	7,092,585

Operating expenses
Selling expenses	1,794,301	918,214	1,103,042	485,371
General and administrative	2,617,383	747,756	1,427,532	541,287
Research and development	802,907	1,937,928	732,579	1,937,928

Total operating expenses	5,214,591	3,603,898	3,263,153	2,964,586

Income from operations	9,223,245	9,138,309	2,856,445	4,127,999

Non-operating income (expenses)
Interest income	36,190	1,616	19,946	1,371
Other income	194	521,913	1	265,635
Other (expenses)	(1,907)	(35,433)	(1,224)	(22,464)

Total non-operating income, net	34,477	488,096	18,723	244,542

Income before income tax	9,257,722	9,626,405	2,875,168	4,372,541
Income tax	2,798,867	2,438,475	957,758	1,038,216

Net income	6,458,855	7,187,930	1,917,410	3,334,325

Other comprehensive income
Foreign currency translation gain	222,642	7,145	213,335	10,285

Comprehensive Income	$6,681,497	$7,195,075	$2,130,745	$3,344,610

Basic and diluted weighted average shares outstanding	27,692,734	25,268,474	28,021,751	25,306,723

Basic and diluted net earnings per share	$0.23	$0.28	$0.07	$0.13

The accompanying notes are an integral part of the consolidated financial statements

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,458,855	$7,187,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	599,057	587,162
Stock issued for consulting expenses	65,200	127,500
Deferred compensation	1,812,494	-
Changes in deferred tax	(178,885)	(50,671)
(Increase) decrease in current assets:
Accounts receivable	-	(73,178)
Advances to suppliers and other receivables	(124,277)	(49,501)
Inventory	(755,128)	(275,882)
Increase (decrease) in current liabilities:
Accounts payable	927	-
Unearned revenue	(11,721)	(219,533)
Other payables	109,948	5,296
Taxes payable	(743,596)	364,740

Net cash provided by operating activities	7,232,874	7,603,863

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(444,577)	-
Acquisition of property & equipment	(8,869)	(2,187)

Net cash used in investing activities	(453,446)	(2,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in due from management	-	1,242,783
Net proceeds from shares issued	2,197,500	-
Payment for purchase of Tianfang	-	(3,812,283)
Changes in due from related party	24,908	(117,628)

Net cash provided by (used in) financing activities	2,222,408	(2,687,128)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	103,423	5,220

INCREASE IN CASH & CASH EQUIVALENTS	9,105,259	4,919,768

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	11,380,019	16,927

CASH & CASH EQUIVALENTS, END OF PERIOD	$20,485,278	$4,936,695

Supplemental Cash flow data:
Income tax paid	$3,020,026	$1,764,405
Interest paid	$-	$744

The accompanying notes are an integral part of the consolidated financial statements

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
AND DECEMBER 31, 2009

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

On December 7, 2007, the Company (as Expedition) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Sinary Bio-Technology Holdings Group, Inc., a Nevada corporation (“Sinary”) and Weili Wang, its sole shareholder, pursuant to which the Company issued 24,725,200 shares of common stock to Weili Wang for all of the common shares of Sinary. Concurrently, Sinary paid $650,000 to certain former shareholders of the Company, who surrendered 24,725,200 shares of the Company’s common stock held by them to the Company for cancellation. This payment was advanced to Sinary by Yin Wang (the “Advance”). As a result, Weili Wang owned 98% of the Company after the share exchange. On the Closing Date, Sinary became a wholly-owned subsidiary of the Company and Mr. Yin Wang was appointed the Company’s Chief Executive Officer and Chairman of the Board while his sister, Wei Wang, was appointed as a director of the Company.

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

Sinary was incorporated under the laws of the State of Nevada on August 31, 2007. On October 25, 2007, Sinary entered into an Equity Interests Transfer Agreement (the “Transfer Agreement”) with Yin Wang and Wei Wang, the stockholders of Heilongjiang Weikang, a limited liability company (“LLC”) in the PRC, (the “Heilongjiang Shareholders”) to acquire 100% of the equity interests of Heilongjiang Weikang for 57 million Renminbi (“RMB”), or approximately $7.6 million (the “Acquisition Price”).

Heilongjiang Weikang was incorporated in Heilongjiang Province, PRC on March 29, 2005, and was formerly known as Heilongjiang Province Weikang Bio-Engineering Co., Ltd. Heilongjiang Weikang is engaged in development, manufacture and distribution of TCM in the PRC.

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang (Guizhou) Pharmaceutical Co., Ltd. (“Tianfang”), a Chinese LLC, for $15,000,000, pursuant to a stock transfer agreement entered into on June 30, 2008 by and among the Heilongjiang Weikang, Tianfang, and Tianfang’s two shareholders: Beijing Shiji Qisheng Trading Co., Ltd., a Chinese LLC (“Shiji Qisheng”) and Tri-H Trade (U.S.A.) Co., Ltd., a California corporation (“Tri-H”, and together with Shiji Qisheng collectively as the “Selling Shareholders”).

Tianfang was incorporated in Guizhou Province, PRC in 1998. Tianfang is engaged in the development, manufacture and distribution of over the counter (“OTC”) pharmaceuticals.  The Company has expanded its market share to the southern part of China through the acquisition of Tianfang.

On January 6, 2010, Weili Wang formed Lucky Wheel Limited, a British Virgin Islands corporation and issued to herself 10,000 ordinary shares which represents 100% of the issued and outstanding share capital of Lucky Wheel.  In June 2010 Ms. Weili Wang transferred 22,925,200 of her shares of the Company’s common stock (representing approximately 82% of the Company’s issued and outstanding common stock) to Lucky Wheel.  On May 5, 2010, Ms. Weili Wang and Ying Wang, the Company’s Chief Executive Officer and Chairman of the Board entered into a Call Option Agreement (the “Option Agreement”), pursuant to which Weili Wang granted Yin Wang an irrevocable and unconditional option to purchase all of her ordinary shares of Lucky Wheel (the “Option Shares”) for the price of U.S.$0.10 per ordinary share for a total purchase price of $1,000.  Mr. Wang has the right to purchase thirty-four percent (34%) of the Option Shares on December 31, 2010 and thirty-three percent (33%) of the Option Shares on December 31, 2011 and December 31, 2012, respectively.  The Option Agreement expires on June 29, 2015.  If and when the option is fully exercised, Yin Wang will become the sole shareholder of Lucky Wheel whose sole asset is 22,925,200 shares of the Company’s common stock.  Mr. Wang is expected to use his personal funds to pay for the Option Shares.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
AND DECEBMER 31, 2009

In connection with the transactions described in the Transfer Agreement, on November 9, 2007, the Heilongjiang Office of the State Administration for Industry and Commerce had registered Sinary as the 100% owner of Heilongjiang Weikang’s registered capital and issued a foreign invested enterprise business license (the “FIE Business License”) to Heilongjiang Weikang. The initial FIE Business License was valid until June 30, 2010.  On March 12, 2010, the Harbin City of Administration for Industry and Commerce extended the FIE Business License until November 9, 2027.

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2009 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the six and three months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Inventory

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Costs of work in progress and finished goods are comprised of direct material cost, direct production cost and an allocated portion of production overhead.

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

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
AND DECEBMER 31, 2009

Building	20 years
Vehicle	5 years
Office Equipment	3-7 years
Production Equipment	3-10 years

Land Use Right

Right to use land is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over 50 years.

Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows. Fair value is generally determined by the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2010, there were no significant impairments of its long-lived assets.

Income Taxes

The Company uses Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes,”, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are considered as the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted FASB ASC Topic 740 on August 31, 2007. At the time, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FASB ASC Topic 740. Based on those standards, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expenses and penalties are classified in selling, general and administrative expenses in the statements of income. At June 30, 2010 and December 31, 2009, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

Revenue Recognition

The Company's revenue recognition policies are in compliance with FASB ASC Topic 605, “Revenue Recognition”. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all the relevant criteria for revenue recognition is met are recorded as unearned revenue.

Sales revenue represents the invoiced value of goods, which is net of value-added tax (“VAT”). All of the Company’s products are sold in the PRC and are subject to Chinese value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their end product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
AND DECEBMER 31, 2009

Sales and purchases are recorded net of VAT collected and paid.  VAT taxes are not affected by the income tax holiday.

Sales returns and allowances was $0 for the six and three months ended June 30, 2010 and 2009. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventory to the lower of cost or market is also recorded in cost of goods sold.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the PRC and the United States. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the United States. Balances at financial institutions within the PRC are not covered by insurance. As of June 30, 2010 and December 31, 2009, the Company had $0 deposits in the bank located in US which was in excess of federally insured limits; the Company had US$20,254,746 and US$11,372,437 deposits in the banks in China, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows”, cash flows from the Company's operations is calculated based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
AND DECEBMER 31, 2009

As of June 30, 2010 and December 31, 2009, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the six and three months ended June 30, 2010 and 2009 included net income and foreign currency translation adjustments.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718, “Share Based Payment”. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the six and three month ended June 30, 2010, the Company did not have any dilutive securities due to anti-dilution feature of the warrants issued in connection with the equity financing. For the six and three month ended June 30, 2009, the Company did not have any dilutive securities.

Segment Reporting

FASB ASC Topic 280, "Disclosures about Segments of an Enterprise and Related Information" requires a use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manners in which management disaggregates a company.

FASB ASC Topic 280 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.

Research and Development

Research and development costs are related primarily to the development of new drugs, nutritional and health supplement products. Research and development costs are expensed as incurred.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
AND DECEBMER 31, 2009

On January 20, 2009, the Company entered an agreement with Botany medicine research center of Northeast Forestry University (“the University”) to develop certain new medicine and health supplemental products.  The Company is responsible for funding the research and development expense and project examination and registration fee of RMB 15,000,000 (or $2,195,000). According to the contract, upon successful completion of the research work by the University, the Company is required to pay 85% of total fund to the University and will own the rights to the research findings, and is required to pay the remaining 15% upon successful registration and approval of the research findings from State Food and Drug Administration and Department of Public Health of Heilongjiang Province.  The Company is responsible for registration of the research findings and getting approval from related authorities.  In case the registration application is not approved by the authorities, the Company will not be entitled to refund of the amount it already paid and will not be required to pay the remaining 15% of RMB 2,300,000 (or $336,000).  At June 30, 2009, the research and development of the new medicine and health supplemental products was completed successfully. During the term of the contract, the Company paid RMB 12,700,000 (or $1,859,000) to the University and obtained the ownership rights of the research findings.  The Company is in the process of registering the research findings with the related authorities. The Company recorded the payment for the R&D project as R&D expense.

On March 20, 2010, the Company entered into a one year contract with a professional research and development team to research and develop licorice flavonoids extraction technology for industrialization of use in therapeutics. The Company is responsible for all the research and development expense with the total payment expected to be approximately $2.95 million. As of June 30, 2010, the Company paid research and development expenses of approximately $0.74 million under this agreement and is committed to pay an additional $1.47 million in September 2010, and the remaining $0.74 million to be paid upon the successful development of the technology. The Company will own the research and development results and related intellectual property.  The Company recorded $0.74 million R&D expenses during the quarter ended June 30, 2010.

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current year.

New Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

On February 25, 2010, the FASB issued ASU No. 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
AND DECEBMER 31, 2009

3. ADVANCES TO SUPPLIERS AND OTHER RECEIVABLES

Advances to suppliers and other receivables at June 30, 2010 and December 31, 2009 were as follows:

	2010	2009
Prepaid IR expense	$116,712	$-
Advance to suppliers	31,300	24,334

Advance to employees	2,525	1,745
Total	$150,537	$26,079

The Company prepaid $150,000 from financing proceeds to an IR firm for IR services over two years on January 20, 2010.  For the six and three months ended June 30, 2010, the Company incurred $33,288 and $18,904 in IR expense, respectively.

4. INVENTORY

Inventory at June 30, 2010 and December 31, 2009 was as follows:

	2010	2009
Raw materials	$219,150	$148,519
Packing materials	121,850	54,777
Finished goods	704,905	82,099
Total	$1,045,905	$285,395

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Building	$8,297,725	$8,252,397
Building improvements	917,327	912,316
Production equipment	2,359,464	2,338,779
Office furniture and equipment	194,590	192,458
Vehicles	119,210	118,559
	11,888,316	11,814,509
Less: Accumulated depreciation	(2,119,490)	(1,651,563)
	$9,768,826	$10,162,946

Depreciation for the six months ended June 30, 2010 and 2009 was $456,549 and $486,028, respectively; and for the three months ended June 30, 2010 and 2009 was $229,390 and $243,120, respectively.

6. CONSTURCTION IN PROGRESS

At June 30, 2010, construction in progress consisted of the payment made for constructing a manufacturing line for producing licorice flavonoids.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Land use right	$12,334,242	$12,266,864
Goodwill arising from acquisition of Tianfang (Note 17)	3,601,387	3,581,715
Software	7,255	7,216
	15,942,884	15,855,795
Less: Accumulated amortization	(441,924)	(297,064)
	$15,500,960	$15,558,731

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
AND DECEBMER 31, 2009

All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants users a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis over 50 years.

Amortization for the six months ended June 30, 2010 and 2009 was approximately $142,508 and $101,000, respectively. Amortization for the three months ended June 30, 2010 and 2009 was $68,300 and $50,500, respectively. Amortization for the next five years from June 30, 2010 is expected to be approximately $273,000, $273,000, $273,000, $272,000 and $272,000, respectively.

8. RELATED PARTY TRANSACTIONS

Advance from Officer

Advance from officer represented the payment of $650,000 made by an officer of Heilongjiang Weikang on behalf of Sinary to certain former shareholders of the Company in connection with the reverse acquisition between the Company and Sinary on December 7, 2007. The advance from officer bears no interest and is payable on demand. On August 6, 2010, the officer waived his right to repayment of this advance. The Company treated this waiver as a contribution to capital.

Dues to Related Party

At June 30, 2010, due to related party represented an advance of $25,034 from a related party company owned by one of the Company’s officers. This advance bears no interest and is payable upon demand.

9. MAJOR CUSTOMERS AND VENDORS

There were no customers who accounted for over 10% of the Company’s total sales for the six and three months ended June 30, 2010 and 2009, respectively.

Two vendors collectively provided 31% and 42% of the Company’s purchases of raw materials for the six and three months ended June 30, 2010, respectively. Each vendor accounted for 21%, and 10% of the purchases for the six months ended June 30, 2010, and 31% and 11% for the three months ended June 30, 2010, respectively. The Company did not have any outstanding accounts payable to these vendors at June 30, 2010.

Three vendors collectively provided 66% and 74% of the Company’s purchases of raw materials for the six and three months ended June 30, 2009, respectively. Each vendor accounted for 50%, 10%, and 6% of the purchases for the six months ended June 30, 2009, and 57%, 10% and 7% for the three months ended June 30, 2009, respectively.

10. TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Income tax payable	$1,118,668	$1,679,250
Value added tax payable	384,034	505,545
Sales tax payable	-	29,290
Other	19,700	33,325
	$1,522,402	$2,247,410

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
AND DECEBMER 31, 2009

11. OTHER PAYABLES

At June 30, 2010 and December 31, 2009, other payables mainly represented $7.72 million that Sinary was obligated to pay Heilongjiang Weikang’s former owners within one year from the closing of the acquisition of Heilongjiang Weikang. This payable does not bear any interest, and was extended to June 30, 2010. On August 6, 2010, the officer waived his right to repayment of this amount. The Company treated this waiver as a contribution to capital.

12. DEFFERED TAX ASSET (LIABILITY)

Deferred tax represented differences between the tax basis and book basis of R&D expense, property, equipment and land use right.

At June 30, 2010 and December 31, 2009, deferred tax asset (liability) consisted of the following:

	2010	2009
Deferred tax asset from Weikang R&D expense - current	$132,788	-
Deferred tax asset (net) on property and equipment for basis differences since acquisition of Heilongjiang Weikang and Tianfang - noncurrent	$189,923	$142,141
Deferred tax asset arising from the acquisition of Heilongjiang Weikang - noncurrent	29,783	29,620
Deferred tax liability arising from the acquisition of Tianfang - noncurrent	(3,641,659)	(3,621,766)
Deferred tax liability, net - noncurrent	$(3,421,953)	$(3,450,005)

13. INCOME TAXES

Weikang and Sinary were incorporated in the US and have net operating losses (NOL) for income tax purposes. Weikang and Sinary had NOL carry forwards for income taxes of $2,050,000 and $669,000 at June 30, 2010; $139,500 and $650,000 at December 31, 2009, respectively, which may be available to reduce future years’ taxable income as NOL; NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses are uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Heilongjiang Weikang and Tianfang are governed by the Income Tax Law of the PRC concerning the private enterprises that are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Foreign pretax earnings approximated $11,188,000 and $11,612,000 for the six months ended June 30, 2010 and 2009, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the US. At June 30, 2010, $30,211,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $2,719,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six and three months ended June 30, 2010 and 2009:

	For the Six Months		For the Three Months
	2010	2009	2010	2009
US statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference	(10.9)%	(9.0)%	(11.8)%	(10.9)%
Valuation allowance for US NOL	7.1%	-%	11.1%	-%
Tax per financial statements	30.2%	25.0%	33.3%	23.1%

The provisions for income tax expenses for the six and three months ended June 30, 2010 and 2009 consisted of the following:

	For the Six Months		For the Three Months
	2010	2009	2010	2009
Income tax expense - current	$2,845,632	$2,489,146	$980,689	$1,062,702
Income tax benefit - deferred	(46,765)	(50,671)	(22,931)	(24,486)
Total income tax expenses	$2,798,867	$2,438,475	$957,758	$1,038,216

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
AND DECEBMER 31, 2009

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

The Investors received one Series A Warrant and one Series B Warrant for every $8.00 invested in the Company under the Purchase Agreement. Series A Warrants grant the holder the right to purchase shares of Common Stock at $3.00 per share. Series B Warrants grant the holder the right to purchase shares of Common Stock at $5.00 per share. At the closing the Investors received Series A Warrants to purchase 312,500 shares of Common Stock and Series B Warrants to purchase 312,500 shares of Common Stock.

The Series A and Series B Warrants expire January 20, 2013. The Warrants provide for antidilution adjustments to the exercise price for certain convertible securities issued with conversion prices lower than the Warrants' exercise price. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 2.76%; dividend yield – 0%; expected volatility – 100% and term of 3 years.  The value of the Warrants was $1,212,278.

In connection with the Financing, the Company entered into an Investor Relations Escrow Agreement, pursuant to which the Company established an escrow account of $150,000 which may be allocated and released to investor relations firms for marketing purposes at the sole discretion of a representative of the Investors. The Company paid $150,000 to an IR firm for it providing IR services over two years.  For the six and three months ended June 30, 2010, the Company recorded $33,288 and $18,904 as IR expense, respectively.

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

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Granted – series A warrants	386,028	3.00	3
Granted – series B warrants	386,028	5.00	3

Exercised
Forfeited
Outstanding at March 31, 2010	772,056	4.00	2.81

Exercisable at March 31, 2010	772,056	4.00	2.81

Exercised
Forfeited
Outstanding at June 30, 2010	772,056	4.00	2.56
Exercisable at June 30, 2010	772,056	4.00	2.56

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
AND DECEBMER 31, 2009

The Company agreed to file a resale Registration Statement on Form S-1 by April 9, 2010 registering the Investor Shares and the Investors' Warrants with the SEC. In the event the Company was not filed the Registration Statement by the Required Filing Date, or the Registration Statement was not declared effective by the SEC by 120 days after the Required Filing Date, the Company agreed to pay liquidated damages to each Investor, from and including the day following such Filing Default until the date the Registration Statement was filed with the SEC, or until the Registration Statement was declared effective, as applicable, at a rate per month (or portion thereof) equal to 0.50% of the total purchase price of the Shares purchased by such Investor pursuant to the Purchase Agreement. In no event, however, may the penalties exceed 9% in the aggregate of such total purchase price.  The Form S-1 was filed with SEC on Mach 25, 2010 and declared effective on April 21, 2010.

In connection with the financing, the Company also issued 27,000 shares to several legal counsels and 200,000 shares to a consultant, First Trust China Ltd.

Deferred Compensation

On January 20, 2010, the Company issued 600,000 shares of Common Stock valued at $3.26 per share (stock price at grant date) to several consultants for providing consulting services to the Company.  In the first quarter of 2010, the Company recorded $1,793,000 as deferred compensation, which was to be amortized over periods ranging from 2 months to 6 months. During the six and three months ended June 30, 2010, the Company amortized $1,639,762 and $783,217 as stock-based compensation expense, respectively.

On January 20, 2010, the Company issued 180,000 shares to an IR firm for providing IR services for a period of two years; the stock was valued at $3.26 per share (stock price at grant date).  In the first quarter of 2010, the Company recorded $586,800 as deferred compensation. During the six and three months ended June 30, 2010, the Company amortized $129,418 and $73,953 as stock-based compensation expense, respectively.

During the first quarter of 2010, the Company issued 20,000 shares to one employee with stock valued at $3.26 per share (stock price at grant date).  The Company recorded $65,200 stock-based compensation expense for all the shares issued to this employee.

On April 7, 2010, the Company issued 40,000 shares common stock as the annual compensation to four independent directors of the Company with stock valued at $4.65 per share (stock price at grant date). The Company recorded $186,000 as deferred compensation and amortized $43,315 as stock-based compensation during the quarter ended June 30, 2010.

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

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
AND DECEBMER 31, 2009

16. CONTINGENCIES

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s operations may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s sales, purchases and expense transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be conducted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

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

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang for $15,000,000 (RMB 102,886,500).   The total consideration for acquisition exceeded fair value of the net assets acquired by $3,565,578. The excess was recorded as goodwill.  Goodwill was recorded as intangible assets.

18. SUBSEQUENT EVENTS

Settlement Agreement and Release

On August 6, 2010, Sinary on the one hand, and Yin Wang, the Company’s Chief Executive Officer and Chairman of the Board of Directors and his sister, Wei Wang, entered into a Settlement Agreement and Release pursuant to which Yin Wang and Wei Wang waived all of their rights that they have to payment of both the Acquisition Price of approximately $7.72 million and the Advance of $650,000 and contributed the Acquisition Price and the Advance to the Company’s capital.  The transaction was approved by the Company’s independent directors.

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

Overview

The Company, through its wholly-owned subsidiaries, Heilongjiang Weikang Biotechnology Group Co., Ltd. ("Weikang") and Tianfang (Guizhou) Pharmaceutical Co., Ltd. (“Tianfang”), engages in the research, development, manufacturing, marketing, and sales of Traditional Chinese Medicine ("TCM") and other over-the-counter pharmaceutical products in China.

Weikang is located in Heilongjiang Province in northeastern China, with its principal office and manufacturing facility located in the Economic and Technology Development Zone in the city of Shuangcheng, approximately 42 kilometers south of the provincial capital Harbin. Tianfang is located in Guizhou Province in southwestern China, in Zazuo Pharmaceutical Industry Park, about 33 kilometers from Guiyang City, the provincial capital of Guizhou. Most of our products are traditonal Chinese medicines and  Chinese herbal-based health and nutritional supplements. Tianfang also develops and manufactures western prescription and OTC medecines.

Weikang’s products are under the brand name of “Rongrun” and Tianfang’s are under that of “Tiangfang”.

The Company grows its business and expands its market share by investing heavily in new product R&D and maintaining a high quality and high margin new product pipeline. We plan to launch four or more new products a year.

We also seek and acquire pharmaceutical companies that have a complementary product portfolio to Weikang’s existing one and extensive distribution networks.

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

Basis of presentation

The accompanying consolidated financial statements were prepared in accordance with US GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual or quarterly financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: (i) Sinary Bio-Technology Holding Group, Inc., a Nevada corporation, (ii) Heilongjiang Weikang Biotechnology Group Co., Ltd., a company organized and operating under the laws of the People’s Republic of China, and (iii) Tianfang(Guizhou) Pharmaceutical Co., Ltd., a company organized and operating under the laws of the People’s Republic of China. All significant inter-company accounts and transactions were eliminated in consolidation.

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

NEW ACCOUNTING PRONOUNCEMENTS

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

On February 25, 2010, the FASB issued ASU No. 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

Results of Operations

Comparison of the Six Months Ended June 30, 2010 and 2009

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	June 30, 2010		June 30, 2009
	(in U.S. Dollars, except for percentages)
Net sales	$24,452,199		$23,306,974
Cost of sales	10,014,363	41%	10,564,767	45%
Gross profit	14,437,836	59%	12,742,207	55%
Operating expense	5,214,591	21%	3,603,898	15%
Income from operations	9,223,245	38%	9,138,309	40%
Other income net	34,477	0%	488,096	2%
Income tax expenses	2,798,867	11%	2,438,475	11%
Net income	$6,458,855	27%	$7,187,930	31%

Net sales. During the six months ended June 30, 2010, sales were $24.45 million, compared to $23.31 million for the comparable period in 2009, an increase of $1.15 million or 5%.  The increase in sales was primarily a result of increased demand from dealers and distributors as a result of increased acceptance and trust in our products from end users despite an increased selling price of 22%.  We believe our sales will continue to grow as we develop new products and continue to improve the quality of our existing products.

Cost of sales. Cost of sales decreased $0.55 million or 5%, from $10.56 million in the six months ended June 30, 2009 to $10.01 million for the six months ended June 30, 2010. The cost of sales as a percentage of sales for the six months ended June 30, 2010, was 41% as compared to 45% for the comparable period of 2009, which was attributable to decreased cost of sales of Tianfang, from 51% to 47% of sales; the cost of sales was 30% of the sales for Heilongjiang Weikang, a decrease of 3% when compared with the comparable period of 2009, which was mainly due to our continuous efficient cost control.

Gross profit. Gross profit was $14.44 million for the six months ended June 30, 2010, compared to $12.74 million for the comparable period of 2009, representing gross margin of 59% and 55% of sales, respectively. The increase in our gross profit margin in the six months ended June 30, 2010 was mainly due to decreased cost of sales as a percentage of sales for the reasons described above.

Operating expenses. Total operating expenses consisted of selling, general and administrative expenses and research and development expenses of $5.21 million for the six months ended June 30, 2010 compared to $3.60 million for the six months ended June 30, 2009, an increase of $1.61 million or 45%. Operating expenses as a percentage of sales was 21% for the six months ended June 30, 2010 compared to 15% for the same period in 2009. This increase was attributable to the increased promotion and marketing expenses for developing our products in new regions, and increased stock compensation expenses of $1.76 million with respect to stock issued to consultants.

           Net other income (expense). Other income was $34,477 in the six months ended June 30, 2010 compared to $0.49 million in the six months ended June 30, 2009.  Other income in the first six months of 2009 mainly consisted of lease income received from leasing a workshop and right to use our technology for manufacturing royal jelly.

Net income. Our net income for the six months ended June 30, 2010 was $6.46 million compared to net income of $7.19 million for the six months ended June 30, 2009, a decrease of $0.73 million or 10%.  The decrease was mainly attributed to increase operating expenses. Our management believes net income will increase we continue to offer better quality and variety of products and continue to improve our manufacturing efficiency.

Comparison of the Three Months Ended June 30, 2010 and 2009

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	June 30, 2010		June 30, 2009
	(in U.S. Dollars, except for percentages)
Net sales	$10,493,659		$13,195,767
Cost of sales	4,374,061	42%	6,103,182	46%
Gross profit	6,119,598	58%	7,092,585	54%
Operating expense	3,263,153	31%	2,964,586	22%
Income from operations	2,856,445	27%	4,127,999	31%
Other income (expense), net	18,723	0%	244,542	2%
Income tax expenses	957,758	9%	1,038,216	8%
Net income	$1,917,410	18%	$3,334,325	25%

Net sales. During the three months ended June 30, 2010, we had sales of $10.49 million, compared to $13.20 million for the comparable period of 2009, a decrease of $2.70 million or 20%.  This decrease was mainly attributable to (i) the transportation problem for delivering our products to the customers in southern part of China due to the flood disasters (ii) Some orders of Tianfang were postponed to July of 2010 as a result of the same transportation problems (iii) Shortage of some ingredients for production in Weikang which resulted in decreased production volume, and (iv) Elevated humidity levels in Harbin as a result of the unusually heavy rain fall resulted in an extended drying cycle for raw material to two to three times longer than normal at Weikang’s production facilities. These adverse weather conditions have improved and we believe our sales will resume a healthy growth rate as we expand our distribution network and enhance our product portfolio.

Cost of sales. Cost of sales decreased $1.73 million or 28%, from $6.10 million in the three months ended June 30, 2009 to $4.37 million for the three months ended June 30, 2010. The decrease was mainly due to decreased sales and production. The cost of sales as a percentage of sales for the three months ended June 30, 2010, was 42% compared to 46% for the comparable period of 2009, which was attributable to decreased cost of sales of Tianfang, from 52% to 47% of the sales, which was a result of management’s continuous effort on cost control.

Gross profit. Gross profit was $6.12 million for the three months ended June 30, 2010, compared to $7.09 million for the comparable period of 2009, representing gross margin of 58% and 54% of sales, respectively. The increase in our gross profit margin was mainly due to decrease in cost of sales as a percentage of sales in Tianfang’s operations during the second quarter of 2010 for the reason described above.

Operating expenses. Total operating expenses consisted of selling, general and administrative expenses  and research and development expense of $3.26 million for the three months ended June 30, 2010, compared to $2.96 million for the three months ended June 30, 2009, an increase of $0.30 million or 10%.  Operating expenses as a percentage of sales was 31% for the three months ended June 30, 2010 while it was 22% for the comparable period of 2009, the increase was primarily due to $0.85 million consulting expense to certain financial advisors and increased expenses on promoting and marketing of our products during the second quarter of 2010. In the three month ended June 30, 2010, we had research and development expense of $0.73 million for the first installment payment to a professional research and development team for research and developing licorice flavonoids extraction technology for industrialization of use in therapeutics, while in the comparable period of 2009, we had research and development expense of $1.9 million for developing certain new medicine and health supplemental products with the Botany medicine research center of Northeast Forestry University.

           Net other income (expense). Other income was $0.02 million in the three months ended June 30, 2010 compared to $0.24 million in the three months ended June 30, 2009.  Other income in the second quarter of 2009 mainly consisted of lease income received from leasing a workshop and right to use our technology for manufacturing the royal jelly, the lease was expired at the end of 2009.

Net income. Our net income for the three months ended June 30, 2010 was $1.92 million compared to net income of $3.33 million for the three months ended June 30, 2009, a decrease of $1.41 million or 42%.   The decrease was mainly attributed to the impact of flood disasters to the transportation which caused some orders to be postponed and shortage of some ingredients for production. Our management believes net income will increase when the flood disaster is over and we continue to offer better quality and variety of products and continue to improve our manufacturing efficiency.

Liquidity and Capital Resources

At June 30, 2010, the Company had cash and cash equivalents of $20.49 million, other current assets of $1.33 million, and current liabilities of $1.56 million. In addition, at June 30, 2010, working capital was $20.25 million and the ratio of current assets to current liabilities was 13.97-to-1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2010 and 2009, respectively:

	June 30, 2010	June 30, 2009
Cash provided by (used in):
Operating Activities	$7,232,874	$7,603,863
Investing Activities	$(453,446)	$(2,178)
Financing Activities	$2,222,408	$(2,687,128)

Net cash provided by operating activities was $7.23 million for the six months ended June 30, 2010, compared to $7.60 million for the comparable period of 2009. The increase in net cash inflow from operating activities was mainly due to an increase in our net income with faster collection on accounts receivable.

Net cash used in investing activities was $0.45 million for the six months ended June 30, 2010, compared to $2,178 for the comparable period of 2009.  The cash outflow during the six months ended June 30, 2010 was mainly due to construction of a new workshop and acquisition of equipments.

Net cash provided by financing activities was $2.22 million for the six months ended June 30, 2010 compared to $2.69 million cash outflow for the comparable period of 2009. The cash inflow in financing activities for the six months ended June 30, 2010 mainly consisted of proceeds of $2.20 million for stock issued.

We do not believe inflation had a significant negative impact on our results of operations during the six months ended June 30, 2010.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that could materially affect such controls over financial reporting subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 7, 2010, the Company issued 40,000 shares of its common stock to its four independent directors, valued at $4.65 per share (stock price at grant date). The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults on Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

WEIKANG BIO-TECHNOLOGY GROUP COMPANY, INC.

Dated: August 13, 2010	By:	/s/ Yin Wang
Yin Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Baolin Sun
Baolin Sun
Chief Financial Officer
(Principal Accounting & Financial Officer)