Form 10-Q
period 2010-09-30
WEIKANG BIO-TECHNOLOGY GROUP CO., INC.
filed 2010-11-12
CIK 1484042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number: 000-1365354

WEIKANG BIO-TECHNOLOGY GROUP COMPANY, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	22-2816569
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

 No. 365 Chengde Street, Daowai District, Harbin
Heilongjiang Province, The People’s Republic of China 150020
 (Address of principal executive offices)

(86451) 88355530
(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,064,388 shares of common stock, $.00001 par value, were outstanding as of November 11, 2010.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2010	DECEMBER 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$29,949,501	$11,380,019
Accounts receivable	925,028	-
Advances to suppliers and other receivables	133,262	26,079
Inventory	364,441	285,395
Deferred tax asset	84,553	-

Total current assets	31,456,785	11,691,493

NONCURRENT ASSETS
Property and equipment, net	9,675,213	10,162,946
Construction in progress	475,863	-
Intangible assets	15,639,935	15,558,731

Total noncurrent assets	25,791,011	25,721,677

TOTAL ASSETS	$57,247,796	$37,413,170

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$14,038	$12,668
Unearned revenue	783,453	11,716
Taxes payable	3,186,403	2,247,410
Other payables	230,462	-
Due to related party	25,369	-

Total current liabilities	4,239,725	2,271,794

ADVANCE FORM OFFICER	-	650,000

OTHER PAYABLES - LONG TERM	-	7,620,321

CONTINGENCIES

DEFERRED TAX LIABILITY	3,447,049	3,450,005

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value; authorized shares
100,000,000; issued and outstanding shares 28,024,388
and 25,486,800 at September 30, 2010 and December 31, 2009,
respectively	280	255
Additional paid in capital	13,365,240	139,245
Deferred compensation	(479,232)	-
Statutory reserve	1,702,111	1,069,507
Accumulated other comprehensive income	1,713,415	844,526
Retained earnings	33,259,208	21,367,517

Total stockholders' equity	49,561,022	23,421,050

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,247,796	$37,413,170

The accompanying notes are an integral part of these consolidated financial statements

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009

Net sales	$41,878,410	$34,534,249	$17,426,211	$11,227,275
Cost of goods sold	16,976,845	15,803,400	6,962,482	5,238,634

Gross profit	24,901,565	18,730,849	10,463,729	5,988,642

Operating expenses
Selling	2,416,638	1,569,270	622,337	651,056
General and administrative	3,373,023	939,378	755,640	191,622
Research and development	1,760,631	1,937,928	957,724	-

Total operating expenses	7,550,292	4,446,576	2,335,701	842,678

Income from operations	17,351,273	14,284,273	8,128,028	5,145,964

Non-operating income (expenses)
Interest income	53,054	5,584	16,864	3,968
Other income	246,776	778,095	246,582	256,181
Other (expenses)	(1,947)	(48,479)	(40)	(13,045)

Total non-operating income, net	297,883	735,200	263,406	247,104

Income before income tax	17,649,156	15,019,473	8,391,434	5,393,068
Income tax	5,124,858	3,853,312	2,325,991	1,414,837

Net income	12,524,298	11,166,161	6,065,443	3,978,231

Other comprehensive income
Foreign currency translation gain	868,889	18,175	646,247	11,030

Comprehensive Income	$13,393,187	$11,184,336	$6,711,690	$3,989,261

Basic and diluted weighted average shares outstanding	27,814,024	25,339,690	28,052,649	25,339,690

Basic and diluted net earnings per share	$0.45	$0.44	$0.22	$0.16

The accompanying notes are an integral part of these consolidated financial statements

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,524,298	$11,166,161
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	894,867	881,636
Stock issued for consulting expenses	192,400	127,500
Deferred compensation	2,086,567	-
Changes in deferred tax	(150,571)	(78,033)
(Increase) decrease in current assets:
Accounts receivable	(910,677)	(329,328)
Advances to suppliers and other receivables	(106,552)	(103,775)
Inventory	(72,491)	(346,268)
Increase (decrease) in current liabilities:
Accounts payable	1,112	942
Unearned revenue	759,546	(219,552)
Other payables	226,886	6,024
Taxes payable	882,460	219,946

Net cash provided by operating activities	16,327,845	11,325,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(468,480)	-
Acquisition of property & equipment	(14,351)	(27,751)

Net cash used in investing activities	(482,831)	(27,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in due from management	-	1,198,035
Net proceeds from shares issued	2,197,500	-
Payment for purchase of Tianfang	-	(3,812,466)
Changes in due from related party	24,975	-

Net cash provided by (used in) financing activities	2,222,475	(2,614,430)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	501,993	8,443

INCREASE IN CASH & CASH EQUIVALENTS	18,569,482	8,691,516

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	11,380,019	16,927

CASH & CASH EQUIVALENTS, END OF PERIOD	$29,949,501	$8,708,443

Supplemental Cash flow data:
Income tax paid	$5,355,503	$3,318,514
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

WEIKANG BIO-TECHNOLOGY GROUP CO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)
AND DECEMBER 31, 2009

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Weikang Bio-Technology Group Co., Inc., a Nevada corporation (“Weikang” or “the Company”) was incorporated on May 12, 2004 in Florida as Expedition Leasing, Inc. (“Expedition”). The Company reincorporated in Nevada and changed to its present name on July 12, 2008, pursuant to a merger with Weikang, a wholly-owned subsidiary, with Weikang as the surviving entity. The Company developments, manufactures and distributes Traditional Chinese Medicine ("TCM") through its indirect wholly-owned operating subsidiary, Heilongjiang Weikang Biotechnology Group Co., Ltd. (“Heilongjiang Weikang”) in the People’s Republic of China (“PRC” or “China”).

On December 7, 2007, the Company (as Expedition) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Sinary Bio-Technology Holdings Group, Inc., a Nevada corporation (“Sinary”) and Weili Wang, its sole shareholder, pursuant to which the Company issued 24,725,200 shares of common stock to Weili Wang for all of the common shares of Sinary. Concurrently, Sinary paid $650,000 to certain former shareholders of the Company, who surrendered 24,725,200 shares of the Company’s common stock held by them to the Company for cancellation. This payment was advanced to Sinary by Yin Wang (the “Advance”). As a result, Weili Wang owned 98% of the Company after the share exchange. On the Closing Date, Sinary became a wholly-owned subsidiary of the Company and Mr. Yin Wang was appointed the Company’s Chief Executive Officer and Chairman of the Board.

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

On August 6, 2010, Sinary and Yin Wang and Wei Wang, entered into a Settlement Agreement and Release pursuant to which Yin Wang and Wei Wang waived their rights to payment of both the Acquisition Price of approximately $7.6 million and the Advance of $650,000 and contributed the Acquisition Price and the Advance to the Company's capital.

Heilongjiang Weikang was incorporated in Heilongjiang Province, PRC, on March 29, 2005, and was formerly known as Heilongjiang Province Weikang Bio-Engineering Co., Ltd. Heilongjiang Weikang develops, manufactures and distributes TCM in the PRC.

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang (Guizhou) Pharmaceutical Co., Ltd. (“Tianfang”), a Chinese LLC, for $15,000,000, pursuant to a stock transfer agreement entered into on June 30, 2008 by and among Heilongjiang Weikang, Tianfang, and Tianfang’s two shareholders: Beijing Shiji Qisheng Trading Co., Ltd., a Chinese LLC (“Shiji Qisheng”) and Tri-H Trade (U.S.A.) Co., Ltd., a California corporation (“Tri-H”, and together with Shiji Qisheng collectively as the “Selling Shareholders”).

Tianfang was incorporated in Guizhou Province, PRC, in 1998. Tianfang is engaged in the development, manufacture and distribution of over the counter (“OTC”) pharmaceuticals.  The Company has expanded its market share to the southern part of China through the acquisition of Tianfang.

On January 6, 2010, Weili Wang formed Lucky Wheel Limited, a British Virgin Islands corporation and issued to herself 10,000 ordinary shares which represents 100% of the issued and outstanding share capital of Lucky Wheel.  In June 2010 Ms. Weili Wang transferred 22,925,200 of her shares of the Company’s common stock (representing approximately 82% of the Company’s issued and outstanding common stock) to Lucky Wheel.  On May 5, 2010, Ms. Weili Wang and Ying Wang entered into a Call Option Agreement (the “Option Agreement”), pursuant to which Weili Wang granted Yin Wang an irrevocable and unconditional option to purchase all of her ordinary shares of Lucky Wheel (the “Option Shares”) for U.S. $0.10 per ordinary share for a total of $1,000.  Mr. Wang has the right to purchase thirty-four percent (34%) of the Option Shares on December 31, 2010 and thirty-three percent (33%) on December 31, 2011 and December 31, 2012, respectively.  The Option Agreement expires June 29, 2015.  If and when the option is fully exercised, Yin Wang will become the sole shareholder of Lucky Wheel whose sole asset is 22,925,200 shares of the Company’s common stock.  Mr. Wang is expected to use his personal funds to pay for the Option Shares.

In connection with the transactions described in the Transfer Agreement, on November 9, 2007, the Heilongjiang Office of the State Administration for Industry and Commerce registered Sinary as the 100% owner of Heilongjiang Weikang’s registered capital and issued a foreign invested enterprise business license (the “FIE Business License”) to Heilongjiang Weikang. The initial FIE Business License was valid until June 30, 2010.  On March 12, 2010, the Harbin City of Administration for Industry and Commerce extended the FIE Business License until November 9, 2027.

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes accompanying the Company’s 2009 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the nine and three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sinary, and the results of operations of Weikang, Sinary’s wholly-owned subsidiary; and Tianfang. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for all assets with estimated lives, as follows:

Building	20 years
Vehicle	5 years
Office Equipment	3-7 years
Production Equipment	3-10 years

Land Use Right

Right to use land is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over 50 years.

Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets with finite lives in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows. Fair value is generally determined by the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

Income Taxes

The Company uses FASB ASC Topic 740, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are considered as the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expenses and penalties are classified in selling, general and administrative expenses in the statements of income. At September 30, 2010 and December 31, 2009, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

Sales revenue represents the invoiced value of goods, which is net of value-added tax (“VAT”). All of the Company’s products are sold in the PRC and are subject to Chinese VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their end product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Sales and purchases are recorded net of VAT collected and paid.  VAT taxes are not affected by the income tax holiday.

Sales returns and allowances was $0 for the nine and three months ended September 30, 2010 and 2009. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventory to the lower of cost or market is also recorded in cost of goods sold.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the PRC and the US. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the US. Balances at financial institutions within the PRC are not covered by insurance. As of September 30, 2010 and December 31, 2009, the Company had $0 deposits in the bank located in US which was in excess of federally insured limits; the Company had $29,925,250 and $11,372,437 deposits in the banks in China, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows”, cash flows from the Company's operations are calculated based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. During the nine months ended September 30, 2010, cash from financing activities excluded the conversion of other payables of $7.62 million and advance from officer of $650,000 to paid-in capital by the Company’s officers.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.   ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of September 30, 2010 and December 31, 2009, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States Dollars ("USD" or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income".

Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the nine and three months ended September 30, 2010 and 2009 included net income and foreign currency translation adjustments.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718, “Share Based Payment”. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the nine and three months ended September 30, 2010, the Company had 772,056 dilutive securities due to anti-dilution feature of the warrants issued in connection with the equity financing. For the nine and three months ended September 30, 2009, the Company did not have any dilutive securities.

Segment Reporting

FASB ASC Topic 280, "Disclosures about Segments of an Enterprise and Related Information" requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manners in which management disaggregates a company.

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

On March 20, 2010, the Company entered into a one year contract with a professional research and development team to research and develop licorice flavonoids extraction technology for industrialization of use in therapeutics. The Company is responsible for all the research and development expense with the total payment expected to be approximately $2.95 million. As of September 30, 2010, the Company paid research and development expenses of approximately $1.74 million under this agreement and is committed to pay an additional $0.47 million by the end of 2010, and the remaining $0.74 million to be paid upon the successful development of the technology. The Company will own the research and development results and related intellectual property

Reclassifications

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

3. ADVANCES TO SUPPLIERS AND OTHER RECEIVABLES

Advances to suppliers and other receivables at September 30, 2010 and December 31, 2009 were as follows:

	2010	2009
Prepaid IR expense	$97,808	$-
Advance to suppliers	33,056	24,334
Other	2,398	1,745
Total	$133,262	$26,079

The Company prepaid $150,000 from financing proceeds to an IR firm for IR services over two years on January 20, 2010.  For the nine and three months ended September 30, 2010, the Company incurred $52,192 and $18,904 in IR expense, respectively.

4. INVENTORY

Inventory at September 30, 2010 and December 31, 2009 was as follows:

	2010	2009
Raw materials	$81,408	$148,519
Packing materials	90,433	54,777
Finished goods	192,600	82,099
Total	$364,441	$285,395

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Building	$8,408,921	$8,252,397
Building improvements	929,620	912,316
Production equipment	2,395,791	2,338,779
Office furniture and equipment	197,197	192,458
Vehicles	120,808	118,559
	12,052,337	11,814,509
Less: Accumulated depreciation	(2,377,124)	(1,651,563)
	$9,675,213	$10,162,946

Depreciation for the nine months ended September 30, 2010 and 2009 was $683,465 and $730,000, respectively; and for the three months ended September 30, 2010 and 2009 was $225,657 and $244,000, respectively.

6. CONSTRUCTION IN PROGRESS

At September 30, 2010, construction in progress consisted of the payment made for constructing a manufacturing line for producing licorice flavonoids. Total estimated cost for the construction is approximately $0.75 million; the Company spent approximately $0.47 million for the construction as of September 30, 2010, and is committed to pay approximately $0.28 million to complete the construction. The project is estimated to be completed at the end of 2010.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Land use right	$12,499,531	$12,266,864
Goodwill arising from acquisition of Tianfang (Note 18)	3,649,648	3,581,715
Software and internet domain	8,188	7,216
	16,157,367	15,855,795
Less: Accumulated amortization	(517,432)	(297,064)
	$15,639,935	$15,558,731

All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants users a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis over 50 years.

Amortization for the nine months ended September 30, 2010 and 2009 was $211,400 and $152,000, respectively. Amortization for the three months ended September 30, 2010 and 2009 was $68,500 and $51,000, respectively. Amortization for the next five years from September 30, 2010 is expected to be $274,000, $274,000, $274,000, $273,000 and $273,000, respectively.

8. RELATED PARTY TRANSACTIONS

Dues to Related Party

At September 30, 2010, due to related party represented Company’s expenses of $25,369 paid by a related party company owned by one of the Company’s officers. This advance bears no interest and is payable upon demand.

9. MAJOR CUSTOMERS AND VENDORS

There were no customers which accounted for over 10% of the Company’s total sales for the nine and three months ended September 30, 2010 and 2009, respectively.

Three vendors collectively provided 63% and 62% of the Company’s purchases of raw materials for the nine and three months ended September 30, 2010, respectively. Each vendor accounted for 38%, 15% and 10% of the purchases for the nine months ended September 30, 2010, and 34%, 18% and 10% for the three months ended September 30, 2010, respectively. The Company did not have any outstanding accounts payable to these vendors at September 30, 2010.

Three vendors collectively provided 41% and 49% of the Company’s purchases of raw materials for the nine and three months ended September 30, 2009, respectively.  Each vendor accounted for 19%, 12%, and 10% of the purchases for the nine months ended September 30, 2009, and 26%, 12%, and 12% for the three months ended September 30, 2009, respectively. The Company did not have accounts payable to these vendors at September 30, 2009.

10. UNEARNED REVENUE

On June 30, 2010, the Company entered into an agreement with a medicine manufacturing company for leasing the use right of a product manufacturing technology and related workshop for one year. The total lease payment was RMB 7 million ($1.04 million), RMB 4 million ($597,000) was for the technology use right and RMB 3 million ($447,700) was for the workshop rental. During the quarter ended September 30, 2010, the Company received $1.04 million. For the three months ended September 30, 2010, RMB 1.75 million ($0.25 million) was recognized as other income, and RMB 5.25 million ($0.78 million) was recognized as unearned revenue as of September 30, 2010.

11. TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Income taxes	$2,285,682	$1,679,250
Value added taxes	843,357	505,545
Sales tax payable	-	29,290
Other	57,364	33,325
	$3,186,403	$2,247,410

12. OTHER PAYABLES

Other payables consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Sales commission	$225,827	$-
Payroll and welfare	4,635	-
Payable to Heilongjiang Weikang’s former owners – long term	-	7,620,321
	$230,462	$7,620,321

At December 31, 2009, other payables mainly represented $7.62 million acquisition price that Sinary was obligated to pay to Heilongjiang Weikang’s former owners within one year from the closing of the acquisition of Heilongjiang Weikang. This payable did not bear any interest, and was extended to June 30, 2010. On August 6, 2010, the former owners who are also the officers of the Company waived their right to repayment of this amount. The Company treated this waiver as a contribution to capital.

13. DEFFERED TAX ASSET (LIABILITY)

Deferred tax represented differences between the tax basis and book basis of R&D expense, property, equipment and land use right.

At September 30, 2010 and December 31, 2009, deferred tax asset (liability) consisted of the following:

	2010	2009
Deferred tax asset from Weikang R&D expense - current	$84,553	$-
Deferred tax asset (net) on property and equipment for basis differences since acquisition of Heilongjiang Weikang and Tianfang - noncurrent	213,229	142,141
Deferred tax asset arising from the acquisition of Heilongjiang Weikang - noncurrent	30,182	29,620
Deferred tax liability arising from the acquisition of Tianfang - noncurrent	(3,690,460)	(3,621,766)
Deferred tax liability, net - noncurrent	$(3,447,049)	$(3,450,005)

14. INCOME TAXES

Weikang and Sinary were incorporated in the US and have net operating losses (NOL) for income tax purposes. Weikang and Sinary had NOL carry forwards for income taxes of $2,471,000 and $774,000 at September 30, 2010; $139,500 and $650,000 at December 31, 2009, respectively, which may be available to reduce future years’ taxable income as NOL; NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses are uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Heilongjiang Weikang and Tianfang are governed by the Income Tax Law of the PRC concerning the private enterprises that are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Foreign pretax earnings approximated $20,104,000 and $14,892,000 for the nine months ended September 30, 2010 and 2009, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the US. At September 30, 2010, $36,504,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $3,285,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine and three months ended September 30, 2010 and 2009:

	Nine Months		Three Months
	2010	2009	2010	2009
US statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference	(10.3)%	(9.0)%	(9.6)%	(9.0)%
Valuation allowance for US NOL	4.7%	-%	2.1%	-%
Non-tax deductible expenses	0.6%	-%	1.2%	-%
Other	-%	-%	-%	1.0%
Tax per financial statements	29.0%	25.0%	27.7%	26.0%

The provisions for income taxes for the nine and three months ended September 30, 2010 and 2009 consisted of the following:

	Nine Months		Three Months
	2010	2009	2010	2009
Income tax expense - current	$5,192,188	$3,931,345	$2,346,556	$1,442,199
Income tax benefit - deferred	(67,330)	(78,033)	(20,565)	(27,362)
Total income tax expenses	$5,124,858	$3,853,312	$2,325,991	$1,414,837

  15. COMMON STOCK

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

The Series A and Series B Warrants expire January 20, 2013. The Warrants provide for antidilution adjustments to the exercise price for certain convertible securities issued with conversion prices lower than the Warrants' exercise price. The warrants are exercisable into a fixed number of shares. Accordingly, the warrants are classified as equity instruments. The Company accounted for the warrants issued to the investors and placement agents based on the fair value method under ASC Topic 505.The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 2.76%; dividend yield – 0%; expected volatility – 100% and term of 3 years.  The value of the Warrants was $1,212,278.

In connection with the Financing, the Company entered into an Investor Relations Escrow Agreement, pursuant to which the Company established an escrow account of $150,000 which may be allocated and released to investor relations firms for marketing purposes at the sole discretion of a representative of the Investors. The Company paid $150,000 to an IR firm for it providing IR services over two years.   For the nine and three months ended September 30, 2010, the Company recorded $52,192 and $18,904 as IR expense, respectively

In addition the Company issued the following securities: (i) Series A Warrants to purchase 73,528 shares of Common Stock to placement agents, (ii) Series B Warrants to purchase 73,528 shares of Common Stock to placement agents, (iii) 180,000 shares of Common Stock to an investor relations firm, (iv) 600,000 shares of Common Stock to a consultant for business development and capital markets advice, and (v) 7,000 shares of Common Stock for legal services.  The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 2.76%; dividend yield – 0%; expected volatility – 100% and term of 3 years.  The value of the Warrants was $285,236.

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Granted – series A warrants	386,028	3.00	3.00
Granted – series B warrants	386,028	5.00	3.00

Exercised
Forfeited
Outstanding at March 31, 2010	772,056	4.00	2.81
Exercisable at March 31, 2010	772,056	4.00	2.81

Exercised	-
Forfeited	-
Outstanding at June 30, 2010	772,056	4.00	2.56
Exercisable at June 30, 2010

Exercised	-
Forfeited	-
Outstanding at September 30, 2010	772,056	4.00	2.31
Exercisable at September 30, 2010	772,056	4.00	2.31

The Company agreed to file a resale Registration Statement on Form S-1 by April 9, 2010 registering the Investor Shares and the Investors' Warrants with the SEC. In the event the Company did not filed the Registration Statement by the Required Filing Date, or the Registration Statement was not declared effective by the SEC by 120 days after the Required Filing Date, the Company agreed to pay liquidated damages to each Investor, from and including the day following such Filing Default until the date the Registration Statement was filed with the SEC, or until the Registration Statement was declared effective, as applicable, at a rate per month (or portion thereof) equal to 0.50% of the total purchase price of the Shares purchased by such Investor pursuant to the Purchase Agreement. In no event, however, may the penalties exceed 9% in the aggregate of such total purchase price.  The Form S-1 was filed with SEC on March 25, 2010 and declared effective on April 21, 2010.

In connection with the financing, the Company also issued 27,000 shares to several legal counsels and 200,000 shares to a consultant, First Trust China Ltd. The fair value of the shares based on the market price at the date of the financing of $397,250, was recorded as expense of the issuance of equity as a charge to additional paid in capital.

Stock-Based Compensation and Deferred Compensation

On January 20, 2010, the Company issued 600,000 shares of Common Stock valued at $3.26 per share (stock price at grant date) to several consultants for providing consulting services to the Company.  In the first quarter of 2010, the Company recorded $1,793,000 as deferred compensation, which was amortized over periods ranging from two to six months. During the nine and three months ended September 30, 2010, the Company amortized $1,793,000 and $153,000 as stock-based compensation expense, respectively.

On January 20, 2010, the Company issued 180,000 shares to an IR firm for providing IR services for a period of two years; the stock was valued at $3.26 per share (stock price at grant date).  In the first quarter of 2010, the Company recorded $586,800 as deferred compensation. During the nine and three months ended September 30, 2010, the Company amortized $203,371 and $73,953 as stock-based compensation expense, respectively.

During the first quarter of 2010, the Company issued 20,000 shares to one employee with stock valued at $3.26 per share (stock price at grant date).  The Company recorded $65,200 stock-based compensation expense for the shares issued to this employee.

On April 7, 2010, the Company issued 40,000 shares common stock as annual compensation to four independent directors of the Company with stock valued at $4.65 per share (stock price at grant date). The Company recorded $186,000 as deferred compensation and amortized $90,197 and $46,882 as stock-based compensation during the nine months and three months ended September 30, 2010.

On July 28, 2010, the Company issued 40,000 shares common stock as compensation to a consulting company for a one-month business consulting service with stock valued at $3.18 per share (stock price at grant date). The Company recorded $127,200 as stock-based compensation during the quarter ended September 30, 2010.

16. STATUTORY RESERVES

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

17. CONTINGENCIES

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

18. GOODWILL

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with FASB ASC Topic 350, goodwill is not amortized but is tested for impairment annually, or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit, with the fair value of the reporting unit determined using a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang for $15,000,000 (RMB 102,886,500).   The total consideration for acquisition exceeded fair value of the net assets acquired by $3,565,578. The excess was recorded as goodwill.  Goodwill was recorded as intangible assets.

19. SUBSEQUENT EVENTS

On October 1, 2010, the Company granted stock options to its legal counsel to acquire 20,000 shares of the Company’s common stock, at $2.70 per share, with a life of 3 years. The options were vested in the grant date. The fair value of the options was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date fair value of options was $33,982.

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

Overview

The Company, through its wholly-owned subsidiaries, Heilongjiang Weikang Biotechnology Group Co., Ltd. ("Weikang") and Tianfang (Guizhou) Pharmaceutical Co., Ltd. (“Tianfang”), engages in the research, development, manufacturing, marketing, and sales of Traditional Chinese Medicine ("TCM") and other over-the-counter (OTC”) pharmaceutical and health products in China.

Weikang is located in Heilongjiang Province in northeastern China, with its principal office and manufacturing facility located in the Economic and Technology Development Zone in the city of Shuangcheng, approximately 42 kilometers south of the provincial capital Harbin. Tianfang is located in Guizhou Province in southwestern China, in Zazuo Pharmaceutical Industry Park, about 33 kilometers from Guiyang City, the provincial capital of Guizhou. Most of our products are traditional Chinese medicines and Chinese herbal-based health and nutritional supplements. Tianfang also develops and manufactures western prescription and OTC medicines.

Weikang’s products, which account for 38% of total sales, are sold under the brand name of “Rongrun”  and Tianfang’s products, which account for 62% of total sales, are sold under the brand name of  “Tiangfang”.

The Company grows its business and expands its market share by investing in new product R&D and maintaining a high quality and high margin new product pipeline. We plan to launch four or more new products a year. We also seek and acquire pharmaceutical companies that have a complementary product portfolio to Weikang’s existing one and extensive distribution networks.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: (i) Sinary Bio-Technology Holding Group, Inc., a Nevada corporation, (ii) Weikang, a company organized and operating under the laws of the People’s Republic of China (“PRC”), and (iii) Tianfang, a company organized and operating under the laws of the PRC. All significant inter-company accounts and transactions were eliminated in consolidation.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for all assets with estimated lives of 3 to 20 years, as follows:

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

Revenue represents the invoiced value of goods, net of value-added tax (“VAT”). All of the Company’s products sold in the PRC are subject to Chinese VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States dollars ("USD" or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses FASB ASC Topic 220. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2010 and 2009

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	2010		2009

Net sales	$41,878,410		$34,534,249
Cost of goods sold	16,976,845	41%	15,803,400	46%
Gross profit	24,901,565	59%	18,730,849	54%
Operating expense	7,550,292	18%	4,446,576	13%
Income from operations	17,351,273	41%	14,284,273	41%
Other income, net	297,883	1%	735,200	2%
Income taxes	5,124,858	12%	3,853,312	11%
Net income	$12,524,298	30%	$11,166,161	32%

Net sales. During the nine months ended September 30, 2010, sales were approximately $41.88 million, compared to approximately $34.53 million for the comparable period in 2009, an increase of approximately $7.34 million or 21%.  The increase in sales was primarily a result of new product sales in third quarter and the expansion of sales channels by our sales department as a result of increased demand of our products from end users as well as an overall increase of our product market share.  The sales for the new products during the quarter were approximately $2.23 million, or 5.3% of the total sales. We believe our sales will continue to grow as we develop new products to satisfy our consumers and continue to improve the quality of our existing products.

Cost of goods sold. Cost of goods sold increased approximately $1.17 million or 7%, from approximately $15.80 million in the nine months ended September 30, 2009 to approximately $16.98 million for the nine months ended September 30, 2010. The cost of goods sold as a percentage of sales for the nine months ended September 30, 2010, was 41% as compared to 46% for the comparable period of 2009, which was attributable to decreased cost of goods sold by Tianfang, from 51% to 47% of sales; the cost of goods sold was 31% of the sales made by Heilongjiang Weikang, a decrease of 2% when compared with the comparable period of 2009.  Such decrease was mainly due to our continuous efforts at cost control, including the implementation of strict cost control procedures for purchasing, manufacturing, storage and transportation.  In addition, due to increased  economy of scale, we increased our production volume significantly while keeping our  fixed costs relatively constant.

Gross profit. Gross profit was approximately $24.90 million for the nine months ended September 30, 2010, compared to approximately $18.73 million for the comparable period of 2009, representing gross margin of 59% and 54% of sales, respectively. The increase in our gross profit margin in the nine months ended September 30, 2010 was mainly due to decreased cost of goods sold as a percentage of sales for the reasons described above.

Operating expenses. Total operating expenses of approximately $7.55 million for the nine months ended September 30, 2010 compared to approximately $4.45 million for the nine months ended September 30, 2009, an increase of approximately $3.10 million or 70%. Operating expenses as a percentage of sales was 18% for the nine months ended September 30, 2010 compared to 13% for the comparable period in 2009. This increase was mainly attributable to the increased promotion and marketing expenses for launching and promoting new products, and stock compensation expenses of approximately $2.28 million with respect to stock issued to financial and IR consultants which were non-cash expenses.

Net other income. Other income was approximately $0.30 million in the nine months ended September 30, 2010 compared to approximately $0.74 million in the nine months ended September 30, 2009.  Other income in the nine months of 2009 mainly consisted of lease income of $778,000 received from leasing a workshop and the right to use our technology for manufacturing royal jelly; while in the nine months of 2010, other income mainly consisted of lease income of $260,000 received from leasing a different product manufacturing technology and workshop starting from June 30, 2010 for a period of one year.

Net income. Net income for the nine months ended September 30, 2010 was approximately $12.52 million compared to approximately $11.17 million for the nine months ended September 30, 2009, an increase of approximately $1.36 million or 12%.  The increase was mainly attributed to increased net sales and decreased cost of goods sold. Our management believes net income will increase as we continue to offer better quality and variety of products and continue to improve our manufacturing efficiency.

Comparison of the Three Months Ended September 30, 2010 and 2009

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	2010		2009

Net sales	$17,426,211		$11,227,275
Cost of goods sold	6,962,482	40%	5,238,634	47%
Gross profit	10,463,729	60%	5,988,642	53%
Operating expense	2,335,701	13%	842,678	7%
Income from operations	8,128,028	47%	5,145,964	46%
Other income, net	263,406	1%	247,104	2%
Income taxes	2,325,991	13%	1,414,837	13%
Net income	$6,065,443	35%	$3,978,231	35%

Net sales. During the three months ended September 30, 2010, we had sales of approximately $17.43 million, compared to approximately $11.23 million for the comparable period of 2009, an increase of approximately $6.20 million or 55%.  This increase was mainly attributable to (i) the delivery of postponed orders for Tianfang products from the first two quarters of fiscal 2010 after the resolution ofcertain transportation problems caused by flood disasters in southern part of China in prior periods (ii) resumption of normal production due to recovery of stable weather conditions (iii) the launch of new products in the third quarter of 2010, as well as formation of new sales channels for our new and existing products . The sales for the new products during the quarter were approximately $2.23 million, or 12.6% of sales of the quarter. We believe our sales will continue to increase with a healthy growth rate as we expand our distribution network and enhance our product portfolio.

Cost of goods sold. Cost of goods sold increased approximately $1.72 million or 33%, from approximately $5.24 million in the three months ended September 30, 2009 to approximately $6.96 million for the three months ended September 30, 2010. The increase was mainly due to increased sales and production. The cost of goods sold as a percentage of sales for the three months ended September 30, 2010, was 40% compared to 47% for the comparable period of 2009, which was attributable to decreased cost of goods sold by Tianfang, from 51% to 46% of the sales, a result of management’s continuous efforts to control costs related to purchasing, manufacturing, storage and transportation.  In addition, due to increased economy of scale, we increased our production volume significantly while keeping our fixed costs relatively constant.

Gross profit. Gross profit was approximately $10.46 million for the three months ended September 30, 2010, compared to approximately $5.99 million for the comparable period of 2009, representing gross margin of 60% and 53% of sales, respectively. The increase in our gross profit margin was mainly due to the increase in net sales and decrease in cost of goods sold during the third quarter of 2010 for the reasons described above.

Operating expenses. Total operating expenses of approximately $2.34 million for the three months ended September 30, 2010, compared to approximately $0.84 million for the three months ended September 30, 2009, an increase of approximately $1.50 million or 177%.  Operating expenses as a percentage of sales was 13% for the three months ended September 30, 2010 while it was 7% for the comparable period of 2009; the increase was primarily due to the approximately $0.40 million consulting expense to certain financial advisors and increased expenses for the promotion and marketing of our products during the third quarter of 2010. In the three months ended September 30, 2010, we had research and development expenses of approximately $0.96 million, representing our  second installment payment to a professional research and development team for research and developing licorice flavonoids extraction technology for industrialization of use in therapeutics, while in the comparable period of 2009, we did not have any research and development expense.

Net other income. Other income was approximately $0.26 million in the three months ended September 30, 2010 compared to approximately $0.25 million in the three months ended September 30, 2009.  Other income in the third quarter of both 2010 and 2009 mainly consisted of lease income received from leasing the workshop and right to use our technology for manufacturing certain products.

Net income. Net income for the three months ended September 30, 2010 was approximately $6.07 million compared to net income of approximately $3.98 million for the three months ended September 30, 2009, an increase of approximately $2.09 million or 52%.   The increase was mainly attributed to increased net sales resulting from the execution of our postponed orders and our efforts on expansion of the market share for our products, and decreased cost of goods sold due to our continuous improvement on cost control. Our management believes net income will continue to increase as we launch new products, offer better quality and variety of products, and continue to improve our manufacturing efficiency.

Liquidity and Capital Resources

At September 30, 2010, the Company had cash and cash equivalents of approximately $29.95 million, other current assets of approximately $1.51 million, and current liabilities of approximately $4.24 million. In addition, at September 30, 2010, working capital was approximately $27.22 million and the ratio of current assets to current liabilities was 7.42-to-1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2010 and 2009, respectively:

	2010	2009
Cash provided by (used in):
Operating Activities	$16,327,845	$11,325,254
Investing Activities	$(482,831)	$(27,751)
Financing Activities	$2,222,475	$(2,614,430)

Net cash provided by operating activities was approximately $16.33 million for the nine months ended September 30, 2010, compared to approximately $11.33 million for the comparable period of 2009. The increase in net cash inflow from operating activities was mainly due to an increase in our net income, payments received as unearned revenue, less payments made for taxes and other payables during the period.

Net cash used in investing activities was approximately $0.48 million for the nine months ended September 30, 2010, compared to approximately $27,751 for the comparable period of 2009.  The cash outflow during the nine months ended September 30, 2010 was mainly due to construction of a new workshop and acquisition of equipment.

Net cash provided by financing activities was approximately $2.22 million for the nine months ended September 30, 2010 compared to approximately $2.61 million cash outflow for the comparable period of 2009. The cash inflow in financing activities for the nine months ended September 30, 2010 mainly consisted of proceeds of approximately $2.2 million for stock issued.

We do not believe inflation had a significant negative impact on our results of operations during the nine months ended September 30, 2010.

Off-Balance Sheet Arrangements

We have not made any other financial guarantees or other commitments to guarantee the payment obligations of any third party. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

N/A.

Item 4.	Controls and Procedures.

 Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Yin Wang , the Company’s Chief Executive Officer (“CEO”), and Baolin Sun, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended September 30, 2010. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

 Changes in internal controls

Our management, with the participation of our Chief Executive Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended September 30, 2010.  Based on that evaluation, our Chief Executive Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A.	Risk Factors.

N/A.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

On April 7, 2010, the Company issued 40,000 shares of its common stock to its four independent directors, valued at $4.65 per share (stock price at grant date).

On July 28, 2010, the Company issued 40,000 shares common stock as compensation to a consulting company for a one-month business consulting service with stock valued at $3.18 per share (stock price at grant date). The Company recorded $127,200 as stock-based compensation during the quarter ended September 30, 2010

On October 1, 2010, the Company granted stock options to its legal counsel to acquire 20,000 shares of the Company’s common stock, at $2.70 per share, with a life of 3 years. The options were vested in the grant date. The fair value of the options was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date fair value of options was $33,982.

The issuances of the foregoing securities were exempt from registration pursuant to either Regulation S,Rule 506 of Regulation D, and/or Section 4(2) of the Securities Act of 1933, and transfers of such shares were restricted by the Company in accordance with the requirements of the Securities Act of 1933. All of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 3.	Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIKANG BIO-TECHNOLOGY GROUP COMPANY, INC.

Dated: November 12, 2010	By:	/s/ Yin Wang
Yin Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Baolin Sun
Baolin Sun
Chief Financial Officer
(Principal Accounting & Financial Officer)