Form 10-K
period 2010-12-31
WEIKANG BIO-TECHNOLOGY GROUP CO., INC.
filed 2011-03-22
CIK 1484042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _______ to _______

Commission File Number 000-52350

WEIKANG BIO-TECHNOLOGY GROUP CO., INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-2816569
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

No. 365 Chengde Street, Daowai District, Harbin
Heilongjiang Province, PRC 150020
(Address of principal executive offices and zip code)

(86) 451-8835-5530
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under Section 12(g) of the Act:

Common Stock, $.00001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes                     ☒ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.                      Yes ☒                     No ☐

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those Sections.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes                     ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
☐ Yes                     ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes                     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting stock on June 30, 2010 (consisting of Common Stock, $0.00001 par value per share) held by non-affiliates was approximately $15,714,482.8 based upon the most recent sales price ($3.10) for such Common Stock on said date. As of June 30, 2010, there were 28,024,388 shares of our Common Stock issued and outstanding, of which approximately 5,069,188 shares were held by non-affiliates.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes                     ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, par value $.00001, outstanding as of March 18, 2011: 30,991,880

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

PART I

Item 1.	Business.

Overview

We are principally engaged in developing, manufacturing and distributing health and nutritional supplements in China. The Company has also expanded its business scope to develop, manufacture and distribute Chinese herbal extract products and Good Manufacturing Practice (“GMP”) certified western prescriptive medicine.

History

As used herein the terms "We", the "Company", "WKBT", the "Registrant," or the "Issuer" refers to Weikang Bio-Technology Group Co., Inc., its subsidiaries and predecessors, unless indicated otherwise. The Company was originally incorporated on May 12, 2004 in Florida as Expedition Leasing, Inc. On July 12, 2008, the Company redomiciled from Florida to Nevada and changed its name to Weikang Bio-Technology Group Co., Inc. pursuant to an acquisition of Sinary Bio-Technology Holdings Group, Inc. (“Sinary”), a Nevada corporation and Sinary’s wholly owned subsidiary, Heilongjiang Weikang Biotechnology Group Co., Ltd. (“Heilongjiang Weikang”), a limited liability company organized and existing under the laws of the People’s Republic of China (“PRC”). Upon completion of the transaction on December 7, 2007, Sinary and Heilongjiang Weikang became our wholly-owned subsidiaries. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

Overview of Sinary

Sinary was incorporated under the laws of the State of Nevada on August 31, 2007. On October 25, 2007, Sinary entered into an equity interest transfer agreement with the owners of Heilongjiang Weikang to acquire 100% of the equity interest of Heilongjiang Weikang for 57 million Renminbi (“RMB”), or approximately $ 7.6 million. In connection with this acquisition, on November 6, 2007, Heilongjiang Weikang was approved by the Heilongjiang Provincial Government as a foreign invested enterprise (“FIE” ), and the acquisition of Heilongjiang Weikang was deemed completed on November 9, 2007, the date when the Heilongjiang Office of the State Administration for Industry and Commerce (“Heilongjiang SAIC”) issued a FIE business license to Heilongjiang Weikang, and registered Sinary as the 100% owner of Heilongjiang Weikang’s registered capital.  Pursuant to the terms of the equity interest transfer agreement and the requirements of applicable PRC laws and regulations, Sinary had a grace period to remit the acquisition price by June 30, 2010. On August 6, 2010, Sinary and the former owners of Heilongjiang Weikang entered into a Settlement Agreement and Release pursuant to which the former owners waived all of their rights that they have to payment of the acquisition price and contributed the acquisition price to the Company’s capital.   Other than the 100% equity interest in Heilongjiang Weikang, Sinary has no other assets. Sinary conducts all of its business operations through Heilongjiang Weikang.

Overview of Heilongjiang Weikang

Heilongjiang Weikang was incorporated in Heilongjiang Province, PRC on March 29, 2005, formerly known as Heilongjiang Province Weikang Bio-Engineering Co., Ltd. Heilongjiang Weikang had an initial registered capital of RMB 5 million. On November 21, 2006, Heilongjiang Weikang changed its corporate name to “Heilongjiang Weikang Bio-Technology Group Co., Ltd.” and increased its registered capital to RMB 40 million. On October 25, 2007, the owners of Heilongjiang  Weikang sold and transferred 100% of Heilongjiang  Weikang ’ s equity interests to Sinary pursuant to an equity interest transfer agreement.  Upon completion of the transaction on November 9, 2007, Sinary became the 100% owner of Heilongjiang  Weikang’s registered capital; and Heilongjiang  Weikang was subsequently approved as an FIE by Heilongjiang Provincial Government.  Heilongjiang Weikang is primarily engaged in the development, manufacture, marketing and distribution of health and nutritional supplements in the PRC.

On June 30, 2008, Heilongjiang Weikang entered into a stock transfer agreement with Tianfang (Guizhou) Pharmaceutical Co., Ltd. (“Tianfang”), a limited liability company organized and existing under the laws of the PRC, and Tianfang’s two shareholders: Beijing Shiji Qisheng Trading Co., Ltd., a limited liability company organized and existing under the laws of PRC, and Tri-H Trade (U.S.A.) Co., Ltd., a California corporation.  Pursuant to the terms of the Agreement, Heilongjiang Weikang acquired 100% of the equity interests of Tianfang for $15,000,000. The transaction was completed on July 22, 2008. Heilongjiang Weikang paid $15,000,000 as of the end of 2009.  We believe the acquisition of Tianfang strengthened our distribution channels and improved our production capacity. As a result of the acquisition we now not only sell Chinese herbal extract products, but also sell “Western” pharmaceuticals.

Overview of Tianfang

Tianfang was incorporated in Guizhou Province, China in 1998 with a registered capital of RMB 5,900,000 ($891,000). Tianfang is located within the Zhazuo Medicine Industry Area of Xiuwen country, Guiyang City, Guizhou Province, PRC where it engages in the development, manufacture and distribution of Chinese herbal extract products and GMP certified western prescription pharmaceuticals.  Tianfang operates on 71,907 square meters with 14,675 square meters of factory facilities. Tianfang has a well-established business that benefits greatly from economies of scale and cost. Tianfang, as an independent subsidiary, currently has 244 employees, including 68 full-time administrators, 126 full-time production workers and 50 full-time sales representatives. Tianfang has three production lines and all of its products have received Good Manufacturing Practices (“GMP”) certification. For the fiscal years 2009 and 2010, Tianfang had sales revenues of $34 million and $44 million, and net income of $10 million and $16 million, respectively.

On January 6, 2010, Weili Wang,  the holder of 24,725,200 shares of our Common Stock (approximately 88% of our then issued and outstanding Common Stock), formed Lucky Wheel Limited (“LWL”), a British Virgin Islands corporation and issued to herself 10,000 ordinary shares, on 100% of the issued and outstanding share capital of LWL.  In June 2010, Ms. Weili Wang transferred 22,925,200 of her shares of our Common Stock (82% of our then issued and outstanding Common Stock) to LWL.  On May 5, 2010, Ms. Weili Wang and Yin Wang, our Chief Executive Officer and Chairman of the Board entered into a Call Option Agreement (the “Option Agreement”), pursuant to which Weili Wang granted Yin Wang an irrevocable and unconditional option to purchase all of her ordinary shares of LWL (the “Option Shares”) at $0.10 per ordinary share for a total purchase price of $1,000.  Mr. Wang has the right to purchase 34% of the Option Shares on December 31, 2010 and 33% of the Option Shares on December 31, 2011 and December 31, 2012, respectively.  The Option Agreement expires on June 29, 2015.  If and when the option is fully exercised, Yin Wang will become the sole shareholder of LWL whose sole asset is 22,925,200 shares of our Common Stock.

Business Description of the Company

Since the reverse merger with Sinary and Heilongjiang Weikang, we have continued operations of Heilongjiang Weikang, which is principally engaged in developing, manufacturing and distributing health and nutritional supplements in PRC, in compliance with requisite PRC licenses and approvals. We are also expanding our business scope to develop, manufacture and distribute Chinese herbal extract products and GMP certified western prescription pharmaceuticals through the acquisition of Tianfang.

Principal Products or Services

Heilongjiang Weikang is located in Heilongjiang Province in northeastern PRC, with its principal office and manufacturing facility located in the Economic and Technology Development Zone in the city of Shuangcheng, approximately 42 kilometers south of the provincial capital Harbin. Heilongjiang Weikang’s primary products are Chinese herbal-based health and nutritional supplements. Heilongjiang Weikang actively seeks to maintain and improve the quality of its products, and since April 2006, Heilongjiang Weikang has implemented the “GB/T 1900-2000 idt ISO 9001:2000” quality assurance management system into all of its manufacturing processes.

Heilongjiang Weikang currently manufactures and distributes a series of internally developed health supplements under the trademark “Rongrun”. The “Rongrun” line of products presently includes:

Rongrun Youth Keeping Capsules

Rongrun Youth Keeping Capsules contain kudzu vine root, soybean isoflavone, oil extract from Chinese forest frog, jequirity fruit, and Vitamin E. These capsules may promote the restoration of the natural balance of female hormones reduce symptoms of irritability, depression, headache, vomiting, high blood pressure, and other conditions related to menopause. Balancing female hormones may lower the risk of arteriosclerosis by utilizing the body’s natural protection against heart diseases before menopause. These capsules are also intended to increase the absorption of calcium, which may deter the onset of osteoporosis, and to enhance the body’s immune system in order to counter negative health conditions associated with aging beyond menopause. This product accounted for approximately 1.68% of our total sales in 2010.

Rongrun Energy Keeping Capsules

The key component of the Rongrun Energy Keeping Capsules is grape seed extract, which is harvested for its high content of oligomeric proacnthocyanidins (or OPC). OPC is being studied for its antioxidant properties in reducing free radicals and oxidative stress, which may be effective in reducing the risk of cardiovascular disease by promoting blood vessel elasticity and countering inflammation, and promote a slower and healthier aging process by increasing skin elasticity and smoothness, joint flexibility and heightening immunity. Other ingredients of the Energy Keeping Capsules include Barbary wolfberry fruit, which may improve eyesight and promote liver function by reducing lipid accumulation in the liver, Vitamin E and oil extracted from corn endosperm, which is the albumin tissue produced in the seeds during fertilization and is rich in nutrients. This product accounted for approximately  4.59% of our total sales in 2010.

Rongrun Vitamin Sugar Capsules

The Rongrun Vitamin Sugar Capsules contain bitter melon, hawthorne fruit, propolis, cactus, Vitamin E, and oil extract from corn endosperm, and aims to reduce the onset of cardiovascular disease and fatigue, and promote healthy aging. Propolis, which is a resinous substance that bees collect from tree buds or other botanical sources and used as a sealant in the hive, has long been used in Chinese traditional medicine for the relief of inflammations, viral diseases, ulcers, and superficial burns or scalding. This product accounted for approximately 5.12% of our total sales in 2010.

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

Rongrun Artery Cleansing Capsules

The constituent ingredients of the Rongrun Artery Cleansing Capsules are gingko, hawthorn fruit, Vitamin E, and oil extract from corn endosperm. Ginkgo extract may have three effects on the human body: it may improve blood flow (including microcirculation in small capillaries) to most tissues and organs; it may protect against oxidative cell damage from free radicals; and it may block many of the effects of platelet-activating factor (platelet aggregation, blood clotting) that have been related to the development of a number of cardiovascular, renal, respiratory and central nervous system diseases are intended to reduce the level of cholesterol built-up in the arteries in order promote healthier heart and brain functions and to decrease the likelihood of heart attacks and strokes. This product accounted for approximately 4.66% of our total sales in 2010.

Rongrun Royal Jelly Extract

Royal Jelly is a honey bee secretion that is used in the nutrition of the bee larvae, and has been used as part of traditional Chinese medicine since the early first century. Royal Jelly is a rich source of complete protein, containing all the essential amino acids, as well as essential fatty acids, minerals and vitamins, particularly pantothenic acid (B-5) and pyridoxine (B-6). Royal Jelly also contains collagen; lecithin; and vitamins A, C, D and E. Additionally, Royal Jelly contains several other compounds that have been shown to help lower cholesterol. Another component in Royal Jelly, 10-Hydroxy-2-Decenoic Acid (10-HDA), is being studied for its immuno-regulatory and anti-cancer properties. While Royal Jelly is widely available commercially, Weikang’s Rongrun Royal Jelly Extract is distinguished from the competition by its enhanced concentration of 10-HDA. Weikang introduced its Royal Jelly product in 2007. This product accounted for approximately 4.82% of our total sales in 2010.

Rongrun Kidney Boost Tonic

Rongrun Kidney Boost Tonic contains various traditional Chinese herbs including ginseng, dioscorea and cistanche salsa. All of the components in our tonic have been used for centuries in China to strengthen and promote healthy kidney functions. A tenet of traditional Chinese medicine is that a strong kidney attributes to strong “ qi ”, which translates into strong bones, sharp vision, clarity of hearing, and healthy organs, while unhealthy kidneys are responsible for weak “ qi ” as manifested by physical weakness, low energy level, mental deficiency, high blood pressure and reduced sex drive. This product accounted for approximately 3.28% of our total sales in 2010.

In addition to the aforementioned products, Heilongjiang Weikang launched the following new products in 2010.

Sha Bai Shuanghuai

Sha Bai Shuanghuai contains Ginkgo, sea buckthorn, and flower and bud of Sophora japonica. It is used to prevent and treat coronary heart disease, angina, hyperlipemia, hypertension and cerebral arteriosclerosis. This product accounted for approximately 1.52% of our total sales in 2010.

Gouqi Xi Pu

Gouqi Xi Pu contains goji berries, grape seeds (OPC) and Kappa-Selenocarrageenan. It is used to prevent and treat ailments associated with aging. This product accounted for approximately 1.47% of our total sales in 2010.

Rongrun Perilla Seed

Rongrun Perilla Seed contains perilla seed oil, hawthorn, lotus leaf, cassia seed and black currant. It is used for preventing and treating cardiovascular disease as well as symptoms associated with menopause. This product accounted for approximately 2.97% of our total sales in 2010.

Rongrun Yangshen Dan

RongrunYangshen Dan contains deer blood, deer pizzle, donkey pizzle, medlar, mulberry, rappini and polygonatum. It is used to treat symptoms of prostatic hypertrophy, improves circulation of aging cells, enhances libido and reduces fatigue. This product accounted for approximately 2.71% of our total sales in 2010.

Rongrun Forest Frog Oil Soft Capsule

Rongrun Forest Frog Oil Soft Capsule contains Chinese Forest Frog Oil. It is used to strengthen immune system and energy, boosts sperm production, treats symptoms associated with cardiovascular and cerebrovascular disease and enhances libido. This product accounted for approximately 2.58% of our total sales in 2010.

Tianfang’s products are sold under trademark “Tianfang”, which presently include:

Ferrous Fumarate Granule

Ferrous Fumarate Granule contains Ferrous Fumarate. It is used for iron deficiency anemia caused by various reasons, such as, chronic blood loss, malnutrition, pregnancy, or child development period.  This product accounted for approximately 14.98% of our total sales in 2010.

Eucommia Ulmoides Oliv Granule

The key components of Eucommia Ulmoides Oliv Granule are Eucommiae ulmoides Oliv, Eucommiae ulmoides Oliv leaves, which is nourishing liver and kidney, strengthening muscles and bones. This product accounted for approximately 17.03% of our total sales in 2010.

Bushen Qiangshen Tablet

Bushen Qiangshen Tablet contains Epimedium, dodder, Rosa laevigata, glossy privet fruit and cibot rhizome, which may be effective in nourishing the liver and kidney, enriching yin, strengthening yang, and enhancing health and brain function. This product accounted for approximately 8.88% of our total sales in 2010.

Tinidazole Vaginal Effervescent Tablet

The key component of Tinidazole Vaginal Effervescent Tablet is Tinidazole.  It is intended to fight infections caused by anaerobe, especially for anaerobic infection of female reproductive systems.  This product accounted for approximately 12.95% of our total sales in 2010.

Ranitidine Hydrochloride Capsule

Ranitidine Hydrochloride Capsule, a prescription-strength generic formulation of Zantac, is formulated to treat duodenal ulcers, gastric ulcers, gastroesophageal reflux disease and other gastric conditions. This product accounted for approximately 2.63% of our total sales in 2010.

Product Development

Our products currently under development as of December 31, 2010 include: 10-hydroxy-2-decylenic acid, commonly known as 10-HDA, in gel capsule and in powder form. 10-HDA has been promoted as having anti-cancer properties and used in the treatment of radiation sickness and angiocardiopathy. Our products have been approved by the Heilongjiang Department of Health, although we have not yet begun production, as of the date of this report, we expect production to begin in 2012.

In cooperation with the Forest Ecology Department of Northeast Forestry University, in 2008 we began developing new product lines involving the planting of “ShuangBaoGu”( a variety of mushroom) on “Saline-alkali Soil”.  By combining the saline-alkali soil cultivated “ShuangBaoGu” mushroom, sweet corn, and beet we can produce sweet corn bamboo juice, sweet corn straw juice, and beet juice.  These juices are thought to have several positive health benefits including the prevention and treatment of cardiovascular disease.  Through the development of these products we hope to help customers reduce the level of cholesterol built-up in arteries, and promote healthier heart and brain functions. We have not yet begun production on this project as of the date of this report, but we anticipate that production should commence in 2012.

As a result of the acquisition of Tianfang, we are developing a new product known as Dofetilide.  Dofetilide is a medicine given to patients with atrial fibrillation (irregular heartbeats). Atrial fibrillation occurs when certain parts of the heart (the chambers known as atria) beat too fast or irregularly, causing an uncomfortable chest pain and “fluttering” or “palpitations.” Dofetilide may help the heart to beat more regularly and stay beating regularly for a longer period of time. This medicine is currently undergoing the second-phase clinical test.

Our Distribution Methods

Since Heilongjiang Weikang launched its products from its home base of Heilongjiang Province in May 2006, we have extended our sales and distribution network to the national capital of Beijing as well as to six provinces, namely: Anhui, Hebei, Henan, Guangxi, Hunan and Jiangsu. Currently, we only sell to wholesale dealers, who then distribute our products to their customers such as local retail stores and pharmacies. Heilongjiang Weikang will continue to identify and establish business relationships with more wholesale vendors across China in order to strengthen our distribution network.

The acquisition of Tianfang helped to expand our distribution network and increase our sales channels.  Tianfang has more than 60 retail sales locations throughout China in many of the major cities. Tianfang was acquired by Heilongjiang Weikang in July 2008, and since then both companies have operated together on only a trial basis while adjusting to the acquisition.  We hope to expand Heilongjiang Weikang’s distribution network through the channels that Tianfang provides.  We see this strategy as an excellent opportunity for corporate growth of both organizations.

We recognize the importance of branding as well as packaging. All of our products bear a uniform brand but have specialized designs to differentiate the different categories. We conducts promotional marketing activities to publicize and enhance our image as well as to reinforce the recognition of our brand names, which includes: (1) organizing cooperative promotional activities with distributors; (2) conducting product informational meetings with distributors; and (3) creating sales incentive programs such as rebates for distributors.

Major Customers

Five customers who are dealers of the Company accounted for 47% of the Company’s net revenues for 2008.  Each customer accounted for 14%, 12%, 11% and 10% of sales, of which, one was the related party owned by the shareholder of Weikang accounting for about 1% of total sales. There were no customers which accounted for over 10% of the Company’s sales for 2009 and 2010.

The loss of any and/or all of these customers could have a material adverse effect on our business.

Competition

Although we presently do not have any direct competitors in the PRC due to the uniqueness of most of our products, competitive products are available on the marketplace that offer features similar to those of our products. For example, Jinwanxia Technology Development Co., Ltd.(or Jinwanxia), a subsidiary of the state-owned pharmaceutical conglomerate Heilongjiang Pharmaceutical Group Holding Co., Ltd., distributes a line of bee-derived products which potentially compete with our  Royal Jelly Extract. China’s health supplements industry is highly fragmented and competitive, and companies such as Jinwanxia have greater financial, marketing and technical resources than us. Additionally, there can be no assurance that one or more of these companies will not develop products that compete directly with, and are equal or superior to, our products. Nevertheless, we believe that we can maintain and increase our market position through our strong R&D capability, unique products, growing sales network and competitive prices.

Principal Suppliers

Three and two suppliers provided 38% and 26% of the Company’s purchases of raw material for 2009 and 2008, respectively. For 2009, each vendor accounted for 16%, 11%, and 11%. For 2008, each vendor accounted for 16% and 10%. For 2010, the top two suppliers provided 21% and 13% of our raw materials, respectively.

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

Intellectual Property

We rely on a combination of trademark, copyright and trade secret protection laws in PRC and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and brand. As a part of their employment, each of our employees agrees to abide by the confidentiality provisions set forth in our employee procedure guide.

Health and nutritional supplements manufacturers may at times be involved in litigation based on allegations of infringement or other violations of intellectual property rights. Furthermore, the application of laws governing intellectual property rights in the PRC is uncertain and evolving and could involve substantial risks to us.

Set forth below is a detailed description of our trademarks.

Mark	Registration No.	Class	Effective Date	Expiration Date	Owner

5219378
Class 30. Coffee, tea, cocoa, sugar, rice, tapioca, sago, artificial coffee; flour and preparations made from cereals, bread, pastry and confectionery, ices; honey, treacle; yeast, baking-powder; salt, mustard; vinegar, sauces (condiments); spices; ice.
			March 28, 2009	March 27, 2019	Heilongjiang Weikang

1367751
Class 5.
Pharmaceutical and veterinary preparations; sanitary preparations for medical purposes; dietetic substances adapted for medical use, food for babies; plasters, materials for dressings; material for stopping teeth, dental wax; disinfectants; preparations for destroying vermin; fungicides, herbicides.
			February 28, 2010	February 27, 2020	Tianfang

Government Approval and Regulation of Our Principal Products

General PRC Government Approval

Heilongjiang Weikang currently has the requisite approval and licenses from the Heilongjiang Provincial Government and the Heilongjiang Office of the State Administration for Industry and Commerce to manufacture, process and distribute health supplements in pill and tonic forms.

Tianfang currently has the requisite approval and licenses from the Guizhou Provincial Government and the Guizhou Office of the State Administration for Industry and Commerce to manufacture and sell pharmaceuticals in tablet, capsule, and granule forms (including traditional Chinese medicine extract).

Compliance with Circular 106 and the 2006 M&A Regulations

On May 31, 2007, China’s State Administration of Foreign Exchange (or SAFE) issued an official notice known as “Circular 106”, which requires the owners of Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure in so-called “round-trip” investment transactions for foreign financing as well as subsequent acquisition matters in China. Likewise, the “Provisions on Acquisition of Domestic Enterprises by Foreign Investors” (known as the 2006 M&A Regulations), issued jointly by Ministry of Commerce (or MOFCOM), State-owned Assets Supervision and Administration Commission, State Taxation Bureau, State Administration for Industry and Commerce, China Securities Regulatory Commission and SAFE in September 2006, impose approval requirements from MOFCOM for “round-trip” investment transactions, including acquisitions in which equity is used as consideration.

Because Sinary was not established by the owners of Heilongjiang Weikang and because Sinary and Heilongjiang Weikang are owned by unrelated parties, the two companies did not have any direct or indirect connection until Sinary’s acquisition of Heilongjiang Weikang. Sinary acquired Heilongjiang Weikang for cash, rather than equity consideration. Sinary’s sole stockholder (immediately prior to the share exchange transaction with Expedition Leasing) is not a “domestic person” as defined under Circular 106. Accordingly, Sinary is not a “special purpose company” as defined in Circular 106 and Sinary’s acquisition of Heilongjiang Weikang is not a “round trip” investment transaction. As such, Circular 106 and the provisions of the 2006 M&A Regulations relating to special purpose companies are not implicated. Sinary’s acquisition of Heilongjiang Weikang is a pure cross-border merger and acquisition transaction governed by and permitted under the 2006 M&A Regulations, and Heilongjiang Weikang was accordingly approved and issued a business license as a FIE by the Heilongjiang Provincial Government and the Heilongjiang Office of the State Administration for Industry and Commerce, respectively.

Costs and Effects of Compliance with Environmental Laws

We are subject to certain requirements and potential liabilities under national, regional and municipal environmental laws, ordinances and regulations in the PRC. We may generate certain wastes that may be deemed hazardous or toxic under applicable environmental laws, and we from time to time have incurred, and in the future may incur, costs relating to compliance with the environmental laws. Although we may incur remediation and other environmental-related costs during the ordinary course of operations, management anticipates that such costs will not have a material adverse effect on our operations or financial condition.

Research and Development

We are committed to quality research and development (or R&D). We focus on the development of new products and the improvement of existing products. Our R&D team is led by Dr. Zhengbin Xu, M.D., who has over 40 years of clinical and research experience with traditional Chinese herbs and in nutrition.  Dr. Xu has published 56 scientific articles in international and domestic journals and has prior professional affiliations with the Chinese Medicine Research Bureau (as Vice Director of Research and Development), Heilongjiang Province Chinese Medicine Co., Ltd. (as General Manager), and the Chinese Medical Association (as Vice President).

Other members of our R&D team include: (i) Mr. Hongbin Cui, who is an Executive of Harbin Medical School’s Public Health Institute with over 20 years of research experience in dermatology and nutrition; (ii) Mr. Zuo Zhang, Vice President and Chief Pharmacist of Harbin Medical School Hospital, and an executive of Heilongjiang Province Medical Association; (iii) Mr. Hua Shi, Vice Administrator of Heilongjiang Province Health Quality Control Bureau and a health supplements expert; (iv) Mr. Bingchun Wu , who is a former Executive of Heilongjiang Province Chinese Medicine Research Association; and (v) Mr. Huisheng Qin, M.D., Ph.D.,   who has over 20 years experience as a surgeon, professor and scientist and knowledge in neurobiology, molecular cell biology, pathology, pharmacology and nutritional science.

For 2008, 2009 and 2010, we had $0, $1,951,000 and $2,540,000 in R&D expenses.

Our Employees

As of the date of this report, the Company had 425 full-time employees.  Of our 425 employees 124 are involved in our administration, 246 are involved in production and 55 are part-time sales representatives.  We have not experienced any significant work stoppage or production shutdown since inception and we do not anticipate any in the near future.  Our management believes we have a strong relationship with our workers.

Our Principal Executive Offices

Our principal executive office is located in the “Economic & Technology Development Zone” of Chengxu Village, Shuangcheng Town, Shuangcheng City, Heilongjiang Province, PRC. Our telephone number is (86) 451-88355530.

Reports to Security Holders

We file reports including our annual report, information statements as well as other reports required of publicly held companies with the SEC. You can read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street, N.E, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Item 1A.	Risk Factors.

An investment in our Common Stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this report, including the consolidated financial statements and notes thereto of our Company, before deciding to invest in our Common Stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our Company. If any of the following risks occur, our business, financial condition and results of operations and the value of our Common Stock could be materially and adversely affected.

Risks Relating to Our Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history. Although Heilongjiang Weikang commenced operations in 2005, the company was a developmental stage company until May 2006 when it began selling its products. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies such as our company in China. Some of these risks and uncertainties relate to our ability to:

•	maintain our market position in the health supplements business in China;
•	offer new and innovative products to attract and retain a larger customer base;
•	attract additional customers and increase spending per customer;
•	increase awareness of our brand and continue to develop user and customer loyalty;
•	respond to competitive market conditions;
•	respond to changes in our regulatory environment;
•	manage risks associated with intellectual property rights;
•	maintain effective control of our costs and expenses;
•	raise sufficient capital to sustain and expand our business;
•	attract, retain and motivate qualified personnel; and
•	upgrade our technology to support additional research and development of new products.

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

Our certificates, permits, and licenses are subject to governmental control and renewal, and Heilongjiang Weikang and Tianfang will not be able to operate if they are not maintained.

Heilongjiang Weikang has the certificates, permits, and licenses required for the manufacturing, processing and distribution of health supplement products in the PRC and Tianfang has the certificates, permits, and licenses required for the manufacturing, processing and distribution of western medicine and Chinese herbal extracts. In the event that we are not able to renew the certificates, permits and licenses, all or part of our operations may be terminated. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our operation and profitability.

Our profitability could be adversely affected from the loss of preferential tax treatment.

Heilongjiang Weikang was exempt from income tax for three years. The preferential tax concession granted by the Shuangcheng Municipal Government expired in 2008, and has not been renewed. Weikang’s tax liabilities will increase as a result and its profits will likely decline.  The Company is now responsible for a 25% income tax.

We cannot guarantee the protection of our intellectual property rights.

To protect the reputation of our products, we applied for registration of our trademarks in the PRC where our operating business is located.

Presently, all of our products are sold under the brand name “Rongrun” and “Tianfang”. Since we launched our products in May 2006, we are not aware of any infringement of such trademarks. However, there is no assurance that there will not be any infringement of our brand name or other trademarks or counterfeiting of our products in the future. Should any such infringement or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amount of time and effort to enforce our intellectual property rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plan.

We rely on a few suppliers and any disruption with our suppliers could have an adverse effect on our business.

We have good working relationships with a limited number of suppliers for our raw materials that are otherwise generally available. Although we believe alternative suppliers are available to supply materials, should any of these suppliers terminate its business arrangements with us or increase the prices of materials supplied by these suppliers, it could delay product shipments and adversely affect our business operations and profitability.

We are subject to the environmental protection laws of the PRC, which may result in restrictions on our operations or liabilities for pollution.

Our manufacturing process may produce by-products such as effluent, gases and noise, which are harmful to the environment. We are subject to multiple laws governing environmental protection, such as “The Law on Environmental Protection in the PRC” and “The Law on Prevention of Effluent Pollution in the PRC”, as well as standards set by the relevant governmental bodies determining the classification of different wastes and proper disposal. The PRC has substantial problems with environmental pollution. Accordingly, it is likely that the national, provincial and local governmental agencies will adopt stricter pollution controls. There can be no assurance that future changes in environmental laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Our business’s profitability may be adversely affected if additional or modified environmental control regulations are imposed upon us.

We may suffer as a result of product liability or defective products.

We may produce products which, despite proper testing, inadvertently have an adverse pharmaceutical effect on the health of individuals. Existing PRC laws and regulations do not require us to maintain third party liability insurance to cover product liability claims. However, if a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contract with our customers, decreased demand for our products, costly litigation, product recalls, loss of revenue, and the inability to commercialize our products. We currently are not aware of any existing or anticipated product liability claims with respect to our products.

There are no conclusive studies regarding the medical benefits of nutritional supplements.

We manufacture, market and distribute nutritional supplement products. Some ingredients in our current products (and we anticipate in our future products) are vitamins, minerals, herbs and other substances for which there is not a long history of human consumption. Although we believe all of our products to be safe when taken as directed by us, there is little experience with human consumption of certain of these product ingredients in concentrated form. In addition, we are highly dependent upon consumers' perception of the safety and quality of our products as well as similar products distributed by other companies. We could be adversely affected in the event any of our products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers. In addition, because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to consume our products as we suggest or other misuse or abuse of our products or any similar products distributed by other companies could have a material adverse effect on the results of our operations and financial condition and could expose us to legal liability.

The manufacture and distribution of nutritional supplements and could result in product liability claims.

We, like any other retailer, distributor and manufacturer of products that are designed to be ingested, face an inherent risk of exposure to product liability claims in the event the use of our products results in injury. Such claims may include, among others, that our products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. While we may obtain product liability insurance in the future, we may not be able to obtain such insurance at a reasonable cost, or, if available, cannot assure it will be adequate to cover liabilities. We do not anticipate obtaining contractual indemnification from parties supplying raw materials or marketing our products. In any event, any such indemnification if obtained will be limited by our terms and, as a practical matter, to the creditworthiness of the indemnifying party. In the event we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions.

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

Risks Related to Doing Business in the PRC

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of the PRC, which could adversely affect our business.

Substantially all of our business operations are conducted in the PRC. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in the PRC. The PRC economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of the PRC. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in the PRC, which in turn could adversely affect our results of operations and financial condition.

 Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business primarily through our PRC Subsidiaries, Heilongjiang Weikang and Tianfang. Our operations in the PRC are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in the PRC and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in the PRC. However, the PRC has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC based on United States or other foreign laws against us, our management or the experts named in this current report.

We conduct substantially all of our operations in the PRC and substantially all of our assets are located in the PRC. In addition, most of our senior executive officers reside within the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of the PRC upon our senior executive officers, including with respect to matters arising under US federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the US or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from our PRC Subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC Subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB, while a significant portion of our financial assets are denominated in US dollars. Our revenue is based entirely on that generated by our PRC Subsidiaries. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in US dollars. For example, an appreciation of RMB against the US dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert US dollars into RMB for such purposes. An appreciation of RMB against the US dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our US dollar denominated financial assets into RMB, as RMB is our reporting currency.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of Severe Acute Respiratory Syndrome (“SARS”) or another epidemic or outbreak. The PRC reported a number of cases of SARS in April 2004. Any prolonged recurrence of SARS or other adverse public health developments in the PRC may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of our production facilities or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

Risks Related to Investment in Our Securities

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

We recently entered into a series of financing transactions that could significantly dilute your investment in the Company and cause your shares to become worthless.

In and around January 2011 and December 2010, the Company entered into agreements with accredited investors to raise $4,999,973.60 in gross proceeds and received net proceeds of $3,975,263.56, after placement agent fees and other offering expenses. Pursuant to the agreements, the Company sold a total of 520,831 Units, each Unit comprised (i) four shares of Common Stock,  (ii) a three-year warrant to purchase one share of Common Stock of $3.60 per share, and (iii) a three-year warrant to purchase one share of Common Stock of $4.80 per share, for an aggregate price of $4,999,973.60 and issued certain warrants to its placement agents to purchase a total of 168,232 shares of Common Stock of $2.40 per share.  The Warrants provide for anti-dilution adjustments if the exercise price for certain convertible securities issued with conversion prices lower than the Warrants’ exercise price. If the Company issues these types of convertible securities and the anti-dilution provisions of the Warrants are triggered, your investment in the Company will be diluted and your shares will likely become worthless.

The application of the "penny stock" rules could adversely affect the market price of our Common Stock and increase your transaction costs to sell those shares.

As long as price of our  Common Stock is below $5 per share, the open-market trading of our Common Stock will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our Common Stock, and may result in decreased liquidity for our Common Stock and increased transaction costs for sales and purchases of our  Common Stock as compared to other securities.

Our Common Stock is thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

We cannot predict the extent to which an active public market for our Common Stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Our Common Stock has historically been sporadically or "thinly-traded", meaning the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained.

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

The market for our Common Stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our Common Stock  is sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our Common Stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our Common Stock: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes, additions or departures of our key personnel, as well as other items discussed under this "Risk Factors" section. Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time, including as to whether our Common Stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of Common Stock for sale at any time will have on the prevailing market price.

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

Volatility in our Common Stock price may subject us to securities litigation.

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

On January 6, 2010, Weili Wang, the holder of 24,725,200 shares of our Common Stock (approximately 88% of our then issued and outstanding Common Stock), formed Lucky Wheel Limited (“LWL”), a British Virgin Islands corporation and issued to herself 10,000 ordinary shares which represents 100% of the issued and outstanding share capital of LWL.  In June 2010, Weili Wang transferred 22,925,200 of her shares of our Common Stock (approximately 82% of our then issued and outstanding Common Stock) to LWL. As a result, LWL (“Controlling Shareholder”) currently holds 74.16% of our outstanding Common Stock, 74.16% of our voting power. On May 5, 2010, Ms. Weili Wang and Yin Wang, our Chief Executive Officer and Chairman of the Board entered into a Call Option Agreement (the “Option Agreement”), pursuant to which Weili Wang granted Yin Wang an irrevocable and unconditional option to purchase all of her ordinary shares of LWL. Additionally, Mr.Wang serves as the Chief Executive Officer and a director of LWL and has the power to block any change in the structure of LWL and the issuance of any new shares of LWL, among other powers. Yin Wang may be deemed the ultimate beneficial owner of the 22,925,200 shares of our Common Stock by virtue of his blocking power and his right to exercise options held in LWL. Therefore, Yin Wang, through the Controlling Shareholder could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in the Controlling Stockholder, elections of our board of directors will generally be within the control of this shareholder. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with this Controlling Shareholder. As such, it would be extremely difficult for shareholders to propose and have approved proposals not supported by the Controlling Shareholder. There can be no assurances that matters voted upon by the Controlling Shareholder will be viewed favorably by all shareholders of our company.

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

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002 (“SOX”), and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The SOX and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in financial estimates by securities research analysts;
•	conditions in pharmaceutical and agricultural markets;
•	changes in the economic performance or market valuations of other pharmaceutical companies;
•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	addition or departure of key personnel;
•	fluctuations of exchange rates between RMB and the US dollar;
•	intellectual property litigation;
•	general economic or political conditions in the PRC.

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

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the net proceeds from the private offering of 3,293,219 shares of the Company’s Common Stock in January 2011 and December 2010 will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the US securities laws. The SEC, as required by Section 404 of the SOX, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting in its annual report, which contains management's assessment of the effectiveness of our internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management's assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the SOX.

Declining economic conditions could negatively impact our business

Our operations are affected by local, national and worldwide economic conditions. Markets in the US and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally. The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Heilongjiang Weikang’s principal executive offices and manufacturing facility are located approximately 42 kilometers south of the provincial capital Harbin, in the “Economic and Technology Development Zone” in the City of Shuangcheng.  We acquired the land use rights for 50 years for this property in 2005 and the land underlying the facility is approximately 9.63 acres in size. The facility includes two workshops, an administrative office building, a warehouse and cafeteria building, all of which are owned by us. We acquired the land use rights and the buildings of the facility from the Shuangcheng Municipal Government pursuant to a lease, under which we agreed to renovate and utilize the site and existing buildings and structures for our health supplements business. In return, we were exempted from certain municipal fees during our renovation efforts, and we are also exempted from income tax from 2005 to 2008.

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

Item 4.	(Removed and Reserved).

PART II

Item 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading Market for Common Equity

Our Common Stock is quoted on the Pink Sheet under the symbol, WKBT. Our Common Stock was previously quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “WKBT.OB” till February 22, 2011. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following tables set forth the high and low sale prices for our Common Stock as reported on the OTCBB for the periods indicated.

Year Ended December 31, 2009, by quarters:	High	Low
3/31	$1.04	$1.04
6/30	$2.75	$2.75
9/30	$2.00	$2.00
12/31	$2.50	$2.35

Year Ended December 31, 2010, by quarters:	High	Low
3/31	$3.75	$2.35
6/30	$6.99	$2.70
9/30	$3.30	$1.90
12/31	$3.65	$2.37

Dividends

We have not paid dividends on our Common Stock and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from our PRC Subsidiaries for our funds and PRC regulations may limit the amount of funds distributed to us from our PRC Subsidiaries, which will affect our ability to declare any dividends.

Number of Holders

As of March 18, 2011, there were 397 holders of record of our Common Stock. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

2008 Stock Incentive Plan

On June 24, 2008, our board of directors approved a 2008 Stock Incentive Plan for our employees, officers, and directors, and our consultants and advisors. We also filed a related Form S-8 with the SEC. As of March 18, 2011, we had 297,000 shares issued to our consultants pursuant to the 2008 Stock Incentive Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	2,203,000
Equity compensation plans not approved by security holders
Total	0	$0	2,203,000

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Issuance for Services

On February 25, 2011, the Company issued 80,000 shares of Common Stock to Botian Li, a consultant for his business and technical consulting services rendered.

In February 2010, the Company issued a consultant, 200,000 shares as compensation for consulting services.

On October 3, 2010, the Company entered into a Business Consulting Services Agreement with Hunter Wise Financial Group, LLC (“Hunter Wise”). As compensation for its services, the Company issued 500,000 shares of Common Stock to Hunter Wise.

On December 16, 2010, the Company entered into a Business Consulting Services Agreement with Far East Strategies, LLC for the provision of certain services related to public market communications. Pursuant to the agreement, in partial consideration of such services, the Company issued to Far East Strategies, Inc. a total of 200,000 shares of Common Stock.

On December 29, 2010, the Company entered into Joint Marketing Agreement, as amended on December 3, 2010, with its investor relations firm, RedChip Companies Inc. (“RedChip”) for the provision of certain investor relations services. In partial consideration of such services, the Company had agreed to issue to RedChip up to 50,000 restricted shares of Common Stock (the “Shares”) in accordance with the provisions of the Joint Marketing Agreement. As of February 9, 2011, 25,000 shares of Common Stock were issued to RedChip.

The above-mentioned securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.

January 20, 2010 Financing

On January 20, 2010, the Company entered into a Subscription Agreement with three “accredited” investors.   Pursuant to the Subscription Agreement, on March 25, 2010, the Company filed the Registration Statement on Form S-1 registering the shares of Common Stock and the shares of Common Stock issuable under warrants issued to the investors and it was declared effective on April 21, 2010.

Hunter Wise Securities, LLC acted as placement agent with respect to the offering of the investor shares and received a cash fee of $125,000 (equal to 5% of the gross proceeds of the offering) and warrants to purchase an aggregate of: (a) 36,764 shares of Common Stock at an exercise price of $3.00 per share and (b) 36,764 shares at an exercise price of $5.00 per share.

FirsTrust China Ltd. acted as consultant to the Company with respect to its business and financing and received a cash fee of $125,000 and warrants to purchase: (a) 36,764 shares of Common Stock at $3.00 per share and (b) 36,764 shares at $5.00 per share.

In addition, the Company issued the following securities:  (i) 180,000 shares of Common Stock to Jinsun, LLC, an investor relations firm, (ii) 600,000 shares of Common Stock to Far East Strategies, LLC, a consultant, for business development and capital markets advice, and (iii) 7,000 shares of Common Stock to The Crone Law Group for legal services.

Such securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is Pacific Stock Transfer Company located at 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119.

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

Overview

Weikang Bio-Technology Company, Inc. (“we”, “us”, the “Company”) was incorporated in Florida on May 12, 2004 as Expedition Leasing, Inc. On December 7, 2007, we acquired Sinary Bio-Technology Holdings Group, Inc. (“Sinary”), a Nevada corporation and, as a result, Sinary’s wholly-owned subsidiary Heilongjiang Weikang Bio-Technology Group Co., Ltd. (“Heilongjiang Weikang”), a limited liability company (“LLC”) in the People’s Republic of China (“PRC”), by exchanging 24,725,200 shares of our Common Stock for 100% of the issued and outstanding common stock of Sinary.

Having no substantive operation of its own, Sinary, through Heilongjiang Weikang, engages in the research, development, manufacturing, marketing, and sales of Traditional Chinese Medicine (“TCM”) in the PRC. Heilongjiang Weikang is located in Heilongjiang Province in Northeastern PRC, with our principal office and manufacturing facility located in the Economic and Technology Development Zone in the city of Shuangcheng, 42 kilometers south of the provincial capital Harbin. Heilongjiang Weikang’s products are primarily Chinese herbal-based health and nutritional supplements. Heilongjiang Weikang seeks to maintain and improve the quality of its products, and as of April 2006, implemented the “GB/T19001-2000 idt ISO9001:2000” quality assurance management system to all of its manufacturing processes. Heilongjiang Weikang was issued a Certificate of Good Manufacturing Practices for Health Food by the Health Department of Heilongjiang Province on November 24, 2008.

 On July 22, 2008, Heilongjiang Weikang acquired 100% of the equity interest of Tianfang (Guizhou) Pharmaceutical Co., Ltd. (“Tianfang”), a PRC LLC, for $15,000,000, pursuant to a Stock Transfer Agreement dated and entered into on June 30, 2008 by and among Heilongjiang Weikang, Tianfang, and Tianfang’s two shareholders, Beijing Shiji Qisheng Trading Co., Ltd. and Tri-H Trade (U.S.A.) Co., Ltd.

Tianfang was incorporated in Guizhou Province, PRC in 1998.  Tianfang is engaged in the development, manufacture and distribution of over-the-counter pharmaceuticals. Tianfang was issued a Certificate of Good Manufacturing Practices for Pharmaceutical Products by Food and Drug Administration of Guizhou Province on August 20, 2010.

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

Building	20
Vehicle	5
Office Equipment	3-7
Production Equipment	3-10

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104, codified in FASB ASC Topic 480. Revenue is recognized at the date when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Revenue represents the invoiced value of goods, net of value-added tax (or VAT). All of the Company’s products sold in the PRC are subject to Chinese value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (or RMB). For financial reporting purposes, RMB were translated into US dollars (or USD) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

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

Results of Operations

Comparison of the Years Ended December 31, 2010 and 2009

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

	2010		2009
Net sales	$74,554,214		$47,484,188
Cost of goods sold	29,538,359	40%	21,640,326	46%
Gross profit	45,015,855	60%	25,843,862	54%
Operating expense	11,337,815	15%	5,856,040	12%
Income from operations	33,678,040	45%	19,987,822	42%
Other income, net	561,662	1%	984,738	2%
Income taxes	9,802,018	13%	5,355,758	11%
Net income	$24,437,684	33%	$15,616,802	33%

Net sales. Net sales for 2010 were $74.55 million, compared to $47.48 million for 2009, an increase of $27.07 million or 57%.  The increase in sales was primarily a result of 1) launching the production and sales of new products  in 2010, which brought us approximately $11 million sales ; 2) increasing average selling price of our existing products as a result of overall price increase in China; 3) developing the new sales channels in Hunan and Guangxi provinces, which brought us 8% of total sales; 4) increasing the sales from our existing dealers as a result of increased demand of our products from end users as well as an overall increase of our product market share; 5) our effective promotion policies and extending the payment terms of 45 days to our existing prestige customers.   We believe our sales will continue to grow as we develop new products to satisfy our consumers and continue to improve the quality of our existing products.

Cost of goods sold. Cost of goods sold increased $7.90 million or 37%, from $21.64 million in 2009 to $29.54 million for 2010. The cost of goods sold as a percentage of sales for 2010, was 40% compared to 46% for 2009, which was attributable to decreased cost of goods sold by Tianfang, from 51% to 46% of sales; the cost of goods sold was 31% of the sales made by Heilongjiang Weikang, a decrease of 2% when compared with 2009.  Such decrease was mainly due to our continuous efforts on cost control, including the implementation of strict cost control procedures for purchasing, manufacturing, storage and transportation, minimizing the labor costs, despite price increase on raw material.  In addition, due to increased economy of scale, we increased our production volume significantly while keeping our fixed costs relatively constant.

Gross profit. Gross profit was $45.02 million for 2010, compared to $25.84 million for 2009, or gross margin of 60% and 54% of sales, respectively. The increase in our gross profit margin in 2010 was mainly due to increased sales prices and sales volume and decreased cost of goods sold as a percentage of sales for the reasons described above.

Operating expenses. Total operating expenses of $11.34 million for 2010 compared to $5.86 million for 2009, an increase of $5.48 million or 94%. Operating expenses as a percentage of sales was 15% for 2010 compared to 12% for 2009. This increase was mainly attributable to the increased promotion and marketing expenses for launching and promoting new products, enhancing the Company’s image to end users by a series of commercial advertisements, and stock related compensation expenses of $3.88 million for stock issued to financial and IR consultants which were non-cash expenses. In addition, we had R&D expense of $2.54 million in 2010, for researching and developing licorice flavonoids extraction technology for industrialization of use in therapeutics with professional research and development team. In 2009, we had R&D expense $1.95 million for developing certain new medicine and health supplemental products with the Botany medicine research center of Northeast Forestry University.

Net other income. Net other income was $0.56 million in 2010 compared to $0.98 million in 2009.  Other income in 2009 mainly consisted of lease income of $1.03 million from leasing a workshop and the right to use our technology for manufacturing royal jelly; while in 2010, other income mainly consisted of lease income of $0.52 million from leasing a different product manufacturing technology and workshop from June 30, 2010 for a period of one year.

Net income. Net income for 2010 was $24.44 million compared to $15.62 million for 2009, an increase of $8.82 million or 56%.  The increase was mainly attributed to increased net sales and decreased cost of goods sold as a percentage of sales. Our management believes net income will increase as we continue to offer better quality and variety of products and continue to improve our manufacturing efficiency.

Liquidity and Capital Resources

At December 31, 2010, the Company had cash and equivalents of $50.36 million, other current assets of $2.18 million, and current liabilities of $8.21 million. In addition, at December 31, 2010, working capital was $44.33 million and the ratio of current assets to current liabilities was 6.40-to-1.

The following is a summary of cash provided by or used in each of the indicated types of activities during 2010 and 2009, respectively:

	2010	2009
Cash provided by (used in):
Operating Activities	$34,193,726	$17,468,437
Investing Activities	$(728,302)	$(3,563,305)
Financing Activities	$4,349,026	$(2,550,714)

Net cash provided by operating activities was $34.19 million for 2010, compared to $17.47 million for 2009. The increase in net cash inflow from operating activities was mainly due to a significant increase in our net income, quick collection on accounts receivable, payments received as unearned revenue, and less payments made for taxes and other payables during the period.

Net cash used in investing activities was $0.73 million for 2010, compared to $3.56 million for 2009.  The cash outflow during 2010 was mainly due to construction of a new workshop and acquisition of equipment, while in 2009, the cash outflow was mainly due to the purchase of a land use right for $3.53 million.

Net cash provided by financing activities was $4.35 million for 2010 compared to $2.55 million cash outflow for 2009. The cash inflow in financing activities for 2010 mainly consisted of proceeds of $4.32 million from stock issued in a private placement. The net cash outflow in financing activities for 2009 mainly consisted of payment of $3.81 million for the remaining portion of the acquisition price of Tianfang; net of a repayment of sales receipts of $1.26 million from management previously deposited into a personal bank debit card owned by the Company’s officer mainly for the purpose of convenience on payment collection.

We do not believe inflation had a significant negative impact on our results of operations during 2010.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The response to this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	30

Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 and 2009	31

Consolidated Statements of Income and Comprehensive Income
for the years ended December 31, 2010 and 2009	32

Consolidated Statement of Stockholders' Equity (Deficiency) for the years ended
December 31, 2010 and 2009	33

Consolidated Statements of Cash Flows for the years ended
December 31, 2010 and 2009	34

Notes to Consolidated Financial Statements	35-50

Item 8.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders
Weikang Bio-Technology Group Co., Inc.

We have audited the consolidated balance sheets of Weikang Bio-Technology Group Company, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with U.S. generally accepted accounting principles.

Goldman Kurland and Mohidin LLP

Encino, California
March 11, 2011

WEIKANG BIO-TECHNOLOGY GROUP CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009

ASSETS

CURRENT ASSETS
Cash & equivalents	$50,363,812	$11,380,019
Account receivable	652,167	-
Advances to suppliers and other receivables	241,342	26,079
Inventory	388,535	285,395
Deferred compensation	902,226	-

Total current assets	52,548,082	11,691,493

NONCURRENT ASSETS
Deferred compensation-noncurrent	16,077	-
Property and equipment, net	9,606,269	10,162,946
Construction in progress	683,830	-
Intangible assets	15,754,666	15,558,731

Total noncurrent assets	26,060,842	25,721,677

TOTAL ASSETS	$78,608,924	$37,413,170

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$14,204	$12,668
Unearned revenue	528,485	11,716
Taxes payable	6,269,422	2,247,410
Accrued expenses	1,376,154	-
Due to related party	25,669	-

Total current liabilities	8,213,934	2,271,794

ADVANCE FROM OFFICER	-	650,000

OTHER LIABILITY	-	7,620,321

CONTINGENCIES

DEFERRED TAX LIABILITY	3,464,815	3,450,005

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value; authorized shares 100,000,000; issued and outstanding shares 29,963,551 and 25,486,800 at December 31, 2010 and 2009, respectively	300	255
Additional paid in capital	17,530,601	139,245
Statutory reserve	2,431,927	1,069,507
Accumulated other comprehensive income	2,524,566	844,526
Retained earnings	44,442,781	21,367,517

Total stockholders' equity	66,930,175	23,421,050

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$78,608,924	$37,413,170

The accompanying notes are an integral part of these consolidated financial statements.

WEIKANG BIO-TECHNOLOGY GROUP CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31,
	2010	2009

Net sales	$74,554,214	$47,484,188
Cost of goods sold	29,538,359	21,640,326

Gross profit	45,015,855	25,843,862

Operating expenses
Selling	3,347,947	2,583,202
General and administrative	5,452,014	1,321,838
Research and development	2,537,854	1,951,000

Total operating expenses	11,337,815	5,856,040

Income from operations	33,678,040	19,987,822

Non-operating income (expenses)
Interest income	82,838	13,206
Other income	481,490	973,196
Other expenses	(2,666)	(1,664)

Total non-operating income, net	561,662	984,738

Income before income tax	34,239,702	20,972,560
Income tax	9,802,018	5,355,758

Net income	24,437,684	15,616,802

Other comprehensive income
Foreign currency translation gain	1,680,040	21,375

Comprehensive Income	$26,117,724	$15,638,177

Basic weighted average shares outstanding	28,091,282	25,375,581

Diluted weighted average shares outstanding	28,092,743	-

Basic earnings per share	$0.87	$0.62

Diluted earnings per share	$0.87	$-

The accompanying notes are an integral part of these consolidated financial statements.

WEIKANG BIO-TECHNOLOGY GROUP CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Shares	Amount	Additional paid in capital	Statutory reserves	Other comprehensive income	Retained Earnings	Total
Balance at January 1, 2009	25,229,800	$252	$(252)	$512,637	$823,151	$6,307,585	$7,643,373

Shares issued for capital contribution	257,000	3	139,497	-	-	-	139,500

Net income for year	-	-	-	-	-	15,616,802	15,616,802

Transfer to statutory reserves	-	-	-	556,870	-	(556,870)	-

Foreign currency translation gain	-	-	-	-	21,375	-	21,375

Balance at December 31, 2009	25,486,800	255	139,245	1,069,507	844,526	21,367,517	23,421,050

Shares issued for capital contribution	2,615,584	26	4,323,887	-	-	-	4,323,913

Stock issued for services	1,861,167	19	4,762,016	-	-	-	4,762,035

Stock option for services	-	-	35,132	-	-	-	35,132

Contribution by shareholder	-	-	8,270,321	-	-	-	8,270,321

Net income for year	-	-	-	-	-	24,437,684	24,437,684

Transfer to statutory reserves	-	-	-	1,362,420	-	(1,362,420)	-

Foreign currency translation gain	-	-	-	-	1,680,040	-	1,680,040

Balance at December 31, 2010	29,963,551	$300	$17,530,601	$2,431,927	$2,524,566	$44,442,781	$66,930,175

The accompanying notes are an integral part of these consolidated financial statements.

WEIKANG BIO-TECHNOLOGY GROUP CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,437,684	$15,616,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,193,045	1,176,909
Stock compensation	3,843,732	139,500
Stock option	35,132	-
Changes in deferred tax	(90,241)	(104,306)
(Increase) decrease in current assets:
Accounts receivable	(638,024)	-
Advances to suppliers and other receivables	(214,767)	(1,903)
Inventory	(92,239)	(133,257)
Increase (decrease) in current liabilities:
Accounts payable	1,118	(340)
Unearned revenue	505,207	(212,677)
Accrued expenses	1,346,510	8,559
Taxes payable	3,866,569	979,150

Net cash provided by operating activities	34,193,726	17,468,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(669,001)	-
Acquisition of property & equipment	(59,301)	(3,563,305)

Net cash used in investing activities	(728,302)	(3,563,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in due from management	-	1,261,882
Net proceeds from shares issued	4,323,913	-
Payment for purchase of Tianfang	-	(3,812,596)
Changes in due from related party	25,113	-

Net cash provided by (used in) financing activities	4,349,026	(2,550,714)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	1,169,343	8,674

INCREASE IN CASH & EQUIVALENTS	38,983,793	11,363,092

CASH & EQUIVALENTS, BEGINNING OF YEAR	11,380,019	16,927

CASH & EQUIVALENTS, END OF YEAR	$50,363,812	$11,380,019

Supplemental Cash flow data:
Income tax paid	$10,163,057	$4,163,362
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WEIKANG BIO-TECHNOLOGY GROUP CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

On January 6, 2010, Weili Wang formed Lucky Wheel Limited (“Lucky Wheel”), a British Virgin Islands corporation and issued to herself 10,000 ordinary shares or 100% of the issued and outstanding share capital of Lucky Wheel. In June 2010 Ms. Weili Wang transferred 22,925,200 of her shares of the Company’s common stock (82% of the Company’s issued and outstanding common stock) to Lucky Wheel. On May 5, 2010, Ms. Weili Wang and Ying Wang entered into a Call Option Agreement (the “Option Agreement”), pursuant to which Weili Wang granted Yin Wang an irrevocable and unconditional option to purchase all of her ordinary shares of Lucky Wheel (the “Option Shares”) for U.S. $0.10 per ordinary share for a total of $1,000. Mr. Wang has the right to purchase 34% of the Option Shares on December 31, 2010 and 33% on December 31, 2011 and December 31, 2012, respectively. The Option Agreement expires June 29, 2015. If and when the option is fully exercised, Yin Wang will become the sole shareholder of Lucky Wheel whose sole asset is 22,925,200 shares of the Company’s common stock. Mr. Wang is expected to use his personal funds to pay for the Option Shares.

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

Use of Estimates

In preparing financial statements in conformity with United States Generally Accepted Accounting Principles (“US GAAP”), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. There was no bad debt allowance recorded based on the Company’s past payment collection experience as of December 31, 2010 and 2009.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets with finite lives in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows. Fair value is generally determined by the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2010 and 2009, there were no significant impairments of its long-lived assets.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expenses and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2010 and 2009, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104 (codified in FASB ASC Topic 480). Sales revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all the relevant criteria for revenue recognition is met are recorded as unearned revenue.

Sales revenue consists of the invoiced value of goods, which is net of value-added tax (“VAT”). All of the Company’s products are sold in the PRC and are subject to Chinese VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their end product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Sales and purchases are recorded net of VAT collected and paid. VAT taxes are not affected by the income tax holiday.

Sales returns and allowances was $0 for the years ended December 31, 2010 and 2009. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventory to the lower of cost or market is also recorded in cost of goods sold.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the PRC and the US. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the US. Balances at financial institutions within the PRC are not covered by insurance. As of December 31, 2010 and 2009, the Company had approximately $194,000 deposits in the bank located in US which was in excess of federally insured limits; the Company had $49,969,700 and $11,380,019 deposits in the banks in China, respectively. The Company’s financial institutions in China are reputable banks and majority owned by the Chinese government The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Financial instruments that potentially subject the Company to credit risk consist primarily of cash, accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collecting risk on accounts receivable.

The operations of the Company are located in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the overall performance of the PRC’s economy.

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows”, cash flows from the Company's operations are calculated based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. During 2010, cash from financing activities excluded the conversion of other payables of $7.62 million and advance from officer of $650,000 to paid-in capital by the Company’s officers.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of December 31, 2010 and 2009, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for 2010 and 2009 included net income and foreign currency translation adjustments.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718 and 505, “Share Based Payment”. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the year ended December 31, 2010, the Company had 1,344,554 dilutive securities due to anti-dilution feature of the warrants issued in connection with the equity financing. The following table presents a reconciliation of basic and diluted earnings per share:

	Year Ended December 31,
	2010	2009
Net income	$24,437,684	$15,616,802

Weighted average shares outstanding – basic	28,091,282	25,375,581
Effect of dilutive securities:	1,461	-
Weighted average shares outstanding – diluted	28,092,743	25,375,581

Earnings per share – basic	$0.87	$0.62
Earnings per share - diluted	$0.87	$0.62

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

Research and Development

Research and development costs are primarily for the development of new drugs, nutritional and health supplement products. Research and development costs are expensed as incurred.

On January 20, 2009, the Company entered an agreement with Botany medicine research center of Northeast Forestry University (“the University”) to develop certain new medicine and health supplemental products. The Company is responsible for funding the research and development (“R&D”) expense and project examination and registration fee of RMB 15,000,000 (or $2,195,000). According to the contract, upon successful completion of the research work by the University, the Company is required to pay 85% of total fund to the University and will own the rights to the research findings, and is required to pay the remaining 15% upon successful registration and approval of the research findings from State Food and Drug Administration and Department of Public Health of Heilongjiang Province. The Company is responsible for registration of the research findings and getting approval from related authorities. In case the registration application is not approved by the authorities, the Company will not be entitled to refund of the amount it already paid and will not be required to pay the remaining 15% of RMB 2,300,000 (or $336,000). At June 30, 2009, the R&D of the new medicine and health supplemental products was completed successfully. During the term of the contract, the Company paid RMB 12,700,000 (or $1,859,000) to the University and obtained the ownership rights of the research findings. The Company is in the process of registering the research findings with the related authorities. The Company recorded the payment for the R&D project as R&D expense.

On March 20, 2010, the Company entered into a one year contract with a professional R&D team to research and develop licorice flavonoids extraction technology for industrialization of use in therapeutics. The Company is responsible for all the research and development expense with the total payment expected to be approximately $2.95 million. As of December 31, 2010, the Company paid research and development expenses of approximately $2.54 million under this agreement and is committed to pay the remaining $0.41 million to be paid upon the successful development of the technology. The Company will own the research and development results and related intellectual property.

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

3. ADVANCES TO SUPPLIERS AND OTHER RECEIVABLES

Advances to suppliers and other receivables at December 31, 2010 and 2009 were as follows:

	2010	2009
Prepaid IR expense	$228,904	$-
Advance to suppliers	9,401	24,334
Other	3,037	1,745
Total	$241,342	$26,079

In 2010, the Company prepaid $300,000 from financing proceeds for IR services. For 2010, the Company incurred $71,096 in IR expense.

4. INVENTORY

Inventory at December 31, 2010 and 2009 was as follows:

	2010	2009
Raw materials	$138,897	$148,519
Packing materials	34,925	54,777
Finished goods	214,713	82,099
Total	$388,535	$285,395

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009
Building	$8,508,466	$8,252,397
Building improvements	940,625	912,316
Production equipment	2,444,801	2,338,779
Office furniture and equipment	219,916	192,458
Vehicles	127,070	118,559
	12,240,878	11,814,509
Less: Accumulated depreciation	(2,634,609)	(1,651,563)
	$9,606,269	$10,162,946

Depreciation for 2010 and 2009 was $911,600 and $976,000, respectively.

6. CONSTRUCTION IN PROGRESS

At December 31, 2010, construction in progress consisted of the payment for constructing a manufacturing line for producing licorice flavonoids. Total estimated cost for the construction is approximately $0.76 million; the Company spent approximately $0.68 million for the construction as of December 31, 2010, and was committed to pay approximately $0.08 million to complete the construction. The project was estimated to be completed at the end of 2010; however, due to increased material price and bad weather conditions, the Company agreed with the constructor that the completion date to be postponed to May 30, 2011 and the Company will be responsible for paying additional cost over the budget due to overall price increase in China.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2010 and 2009:

	2010	2009
Land use right	$12,647,501	$12,266,864
Goodwill arising from acquisition of Tianfang (Note 18)	3,692,853	3,581,715
Software and internet domain	8,285	7,216
	16,348,639	15,855,795
Less: Accumulated amortization	(593,973)	(297,064)
	$15,754,666	$15,558,731

All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants users a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis over 50 years.

Amortization for 2010 and 2009 was $281,453 and $202,000, respectively. Amortization for the next five years from December 31, 2010 is expected to be $282,000, $281,000, $280,000, $280,000 and $280,000, respectively.

8. RELATED PARTY TRANSACTIONS

Dues to Related Party

At December 31, 2010, due to related party represented Company’s expenses of $25,669 paid by a related party company owned by one of the Company’s officers. This advance bears no interest and is payable upon demand.

9. MAJOR CUSTOMERS AND VENDORS

There were no customers which accounted for over 10% of the Company’s total sales for 2010 and 2009, respectively.

Two and three vendors provided 34% and 38% of the Company’s purchases of raw material for 2010 and 2009, respectively. For 2010, each vendor accounted for 21% and 13%. For 2009, each vendor accounted for 16%, 11%, 11%. Accounts payable to these vendors is $0 at December 31, 2010 and 2009.

10. UNEARNED REVENUE

On June 30, 2010, the Company entered into an agreement with a medicine manufacturing company for leasing the use right of a product manufacturing technology and related workshop for one year. The total lease payment was RMB 7 million ($1.06 million), RMB 4 million ($606,000) was for the technology use right and RMB 3 million ($454,000) was for the workshop rental. For 2010, RMB 3.5 million ($0.53 million) was recognized as other income, and RMB 3.5 million ($0.53 million) was recognized as unearned revenue as of December 31, 2010.

11. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2010 and 2009:

	2010	2009
Income taxes	$4,610,332	$1,679,250
Value added taxes	1,477,018	505,545
Sales tax payable	26,424	29,290
Other	155,648	33,325
	$6,269,422	$2,247,410

12. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2010:

2010
Sales commission	$1,212,515
Payroll and welfare	18,563
Accrued expenses	145,076
$1,376,154

13. OTHER LIABILITY

At December 31, 2009, other liability represented was the $7.62 million acquisition price that Sinary was obligated to pay to Heilongjiang Weikang’s former owners within one year from the closing of the acquisition of Heilongjiang Weikang. This payable did not bear any interest, and was extended to June 30, 2010. On August 6, 2010, the former owners who are also the officers of the Company waived their right to repayment of this amount. The Company treated this waiver as a contribution to capital.

14. DEFFERED TAX ASSET (LIABILITY)

Deferred tax represented differences between the tax basis and book basis of property, equipment and land use right.

At December 31, 2010 and 2009, deferred tax asset (liability) consisted of the following:

	2010	2009
Deferred tax asset (net) on property and equipment for basis differences since acquisition of Heilongjiang Weikang and Tianfang - noncurrent	$238,794	$142,141
Deferred tax asset arising from the acquisition of Heilongjiang Weikang - noncurrent	30,539	29,620
Deferred tax liability arising from the acquisition of Tianfang - noncurrent	(3,734,148)	(3,621,766)
Deferred tax liability, net - noncurrent	$(3,464,815)	$(3,450,005)

15. INCOME TAXES

Weikang and Sinary were incorporated in the US and have net operating losses (NOL) for income tax purposes. Weikang and Sinary had NOL carry forwards for income taxes of $4,069,000 and $773,800 at December 31, 2010; $139,500 and $650,000 at December 31, 2009, respectively, which may be available to reduce future years’ taxable income as NOL; NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses are uncertain due to Weikang and Sinary’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Heilongjiang Weikang and Tianfang are governed by the Income Tax Law of the PRC concerning the private enterprises that are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Foreign pretax earnings were $38,329,000 and $21,112,000 for 2010 and 2009, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent such earnings are indefinitely invested outside the US. At December 31, 2010, $49,321,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $4,439,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for 2010 and 2009:

	2010	2009
US statutory rates	34.0%	34.0%
Tax rate difference	(10.1)%	(9.1)%
Valuation allowance for US NOL	4.1%	0.2%
Non-tax deductible expenses	0.6%	-%
Other	-%	0.4%
Tax per financial statements	28.6%	25.5%

The provisions for income taxes for 2010 and 2009 consisted of the following:

	2010	2009
Income tax expense - current	$9,892,259	$5,460,063
Income tax benefit - deferred	(90,241)	(104,305)
Total income tax expenses	$9,802,018	$5,355,758

16. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

Private Placement in January, 2010

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

The Series A and Series B Warrants expire January 20, 2013. The Warrants provide for antidilution adjustments to the exercise price for certain convertible securities issued with conversion prices lower than the Warrants' exercise price. The warrants are exercisable into a fixed number of shares. Accordingly, the warrants are classified as equity instruments. The Company accounted for the warrants issued to the investors and placement agents based on the fair value method under ASC Topic 505.The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 2.76%; dividend yield – 0%; expected volatility – 100% and term of 3 years. The value of the Warrants was $1,212,000.

In connection with the Financing, the Company entered into an Investor Relations Escrow Agreement, pursuant to which the Company established an escrow account of $150,000 which may be allocated and released to investor relations firms for marketing purposes at the sole discretion of a representative of the Investors. The Company paid $150,000 to an IR firm for it providing IR services over two years. For 2010, the Company recorded $71,096 as IR expense.

In addition the Company issued the following securities: (i) Series A Warrants to purchase 73,528 shares of Common Stock to placement agents, (ii) Series B Warrants to purchase 73,528 shares of Common Stock to placement agents, (iii) 180,000 shares of Common Stock to an investor relations firm, (iv) 600,000 shares of Common Stock to a consultant for business development and capital markets advice, and (v) 7,000 shares of Common Stock for legal services. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 2.76%; dividend yield – 0%; expected volatility – 100% and term of 3 years. The value of the Warrants was $285,000.

In connection with the financing, the Company also issued 27,000 shares to several legal counsels and 200,000 shares to a consultant, First Trust China Ltd. The fair value of the shares based on the market price at the date of the financing of $397,000, was recorded as financing expense of the issuance of equity as a charge to additional paid in capital.

Private Placement in December, 2010

In December, 2010, the Company sold in a series of private placement a total of 286,249 Units, each unit comprised of (i) four shares of common stock,  (ii) a three-year warrant to purchase one share of common stock at an exercise price of $3.60 per share (the “Series C Warrant”), and (iii) a three-year warrant to purchase one share of common stock at an exercise price of $4.80 per share (The “Series D Warrant”),  for $2,747,973. The Company received net proceeds of $1,976,413. In connection with the Financing the Company paid the following: (i) $299,777 in placement agents’ fees, (ii) $150,000 to an Investment Relations escrow account, and (iii) $321,783 offering expenses, including legal fees, financing consultant fee and bank account management fee.

The Series C and Series D Warrants described above which expire at December 2013 issued to the investors are immediately exercisable and have a term of three years. Such warrants may be exercised cashless in the event that there is no effective registration statement providing for the resale of the common stock. The exercise prices of the Warrants are subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.  Additionally, for a period of three years following the final closing of the private placement, anti-dilution protection shall be afforded the investors,  The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 2.76%; dividend yield – 0%; expected volatility – 100% and term of 3 years. The fair value of the Warrants was $974,322.

In connection with the private placement transactions, the Company issued placement agents three-year warrants to purchase an aggregate of 93,232 shares of common stock at $2.40 per share, immediately exercisable, as consideration of services. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 2.76%; dividend yield – 0%; expected volatility – 100% and term of 3 years. The fair value of the Warrants was $187,979.

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Granted – series A warrants	386,028	3.00	3.00
Granted – series B warrants	386,028	5.00	3.00

Exercised
Forfeited
Outstanding at March 31, 2010	772,056	4.00	2.81
Exercisable at March 31, 2010	772,056	4.00	2.81

Exercised	-
Forfeited	-
Outstanding at June 30, 2010	772,056	4.00	2.56
Exercisable at June 30, 2010

Exercised	-
Forfeited	-
Outstanding at September 30, 2010	772,056	4.00	2.31
Exercisable at September 30, 2010	772,056	4.00	2.31

Granted – warrants to placement agents	93,232	2.40	3.00
Granted – series C warrants	286,249	3.60	3.00
Granted – series D warrants	286,249	4.80	3.00

Exercised	-
Forfeited	-
Outstanding at December 31, 2010	1,437,786	3.98	2.46
Exercisable at December 31, 2010	1,437,786	3.98	2.46

Registration Rights

The Company accounts for payment arrangements under a registration rights agreement in accordance with ASC Topic 825, “Financial Instruments,” which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, be separately recognized and measured in accordance with ASC Topic 450, “Contingencies”.

In connection with the Company's private placement in 2010, the Company agreed to file a registration statement covering the shares of common stock issued as part of the Units and issuable upon exercise of the warrants issued to the investors and the placement agent. The Company is to file the registration statement within 45 days following the final closing of the private placement and have the registration statement declared effective within 120 days after such closing, except that the effective date shall be extended by 30 days in the event that the SEC undertakes a full review of the registration statement. If the registration statement is not filed or declared effective within the above-mentioned periods, the Company shall pay cash liquidated damages to each investor in the amount equal to 0.5% of the amount subscribed for by such investor, to be paid each month from the required effectiveness date until the registration statement is filed or declared effective, as applicable.

Stock-Based Compensation and Deferred Compensation

On January 20, 2010, the Company issued 600,000 shares of Common Stock valued at $3.26 per share (stock price at grant date) to several consultants for providing consulting services to the Company. In the first quarter of 2010, the Company recorded $1,793,000 as deferred compensation, which was amortized over periods ranging from two to six months. During the year ended December 31, 2010, the Company amortized $1,793,000 as stock-based compensation expense.

On January 20, 2010, the Company issued 180,000 shares to an IR firm for providing IR services for a period of two years; the stock was valued at $3.26 per share (stock price at grant date). In the first quarter of 2010, the Company recorded $586,800 as deferred compensation. During 2010, the Company amortized $277,323 as stock-based compensation expense.

During the first quarter of 2010, the Company issued 20,000 shares to one employee with stock valued at $3.26 per share (stock price at grant date). The Company recorded $65,200 stock-based compensation expense for the shares issued to this employee.

On April 7, 2010, the Company issued 40,000 shares common stock as annual compensation to four independent directors of the Company with stock valued at $4.65 per share (stock price at grant date). The Company recorded $186,000 as deferred compensation and amortized $137,079 as stock-based compensation during 2010.

On July 28, 2010, the Company issued 40,000 shares common stock as compensation to a consulting company for a one-month business consulting service with stock valued at $3.18 per share (stock price at grant date). The Company recorded $127,200 as stock-based compensation during 2010.

On October 3, 2010, the Company issued 500,000 shares common stock as compensation to a consulting company for a one-month business consulting service with stock valued at $2.70 per share (stock price at grant date). The Company recorded $1,350,000 as stock-based compensation during 2010.

On November 18, 2010, the Company issued 29,167 shares common stock as compensation to prior VP of the Company with stock valued at $3.20 per share (stock price at grant date). The Company recorded $93,334 as stock-based compensation during 2010.

On December 29, 2010, the Company issued 25,000 shares common stock as compensation to an IR company for a one-year investor relation service with stock valued at $2.90 per share (stock price at grant date). In the fourth quarter of 2010, the Company recorded $72,500 as deferred compensation, which was amortized over 12 months. The Company recorded $596 as stock-based compensation during 2010.

In connection with the December 2010 financing, the Company also issued 200,000 shares to a consulting company for a 3-months business consulting services agreement with Far East Strategies, LLC.  The stock was valued at $2.44 per share (stock price at grant date). In the fourth quarter of 2010, the Company recorded $488,000 as deferred compensation, which was amortized over 3 months. The amortization expense for this consulting expense in 2010 was $85,000.

Option to consultants

On October 4, 2010, the Company granted stock options to its legal counsel to acquire 20,000 shares of the Company’s common stock, at $2.70 per share, vested immediately with a life of 3 years. The options were vested in the grant date. The fair value of the options was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date fair value of options was $35,132. The Company recorded $35,132 as stock-based compensation during 2010. The weighted remaining contractual term for the option was 2.76 years at December 31, 2010.

17. STATUTORY RESERVES

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

18. CONTINGENCIES

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

19. GOODWILL

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

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang for $15,000,000 (RMB 102,886,500). The total consideration for acquisition exceeded fair value of the net assets acquired by approximately $3,566,000. The excess was recorded as goodwill. Goodwill was recorded as intangible assets.

20. SUBSEQUENT EVENTS

On January 28, 2011, the Company sold in a private placement 234,582 Units, each unit comprised of (i) four shares of common stock,  (ii) a three-year warrant to purchase one share of common stock at $3.60 per share (the “Series C Warrant”), and (iii) a three-year warrant to purchase one share of common stock at $4.80 per share (The “Series D Warrant”),  for $2,252,000. The Company received net proceeds of $2,016,900. In connection with the financing, the Company paid $225,000 in placement agents’ fees.

The Series C and Series D Warrants issued to the investors and the placement agents are immediately exercisable and have a term of three years. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 2.76%; dividend yield – 0%; expected volatility – 100% and term of 3 years. The fair value of the Warrants was $889,764.

In connection with the private placement transaction, the Company issued issued placement agents three-year warrants to purchase an aggregate of 75,000 shares of common stock at an exercise price of $2.40 per share, immediately exercisable, as consideration of services. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 2.76%; dividend yield – 0%; expected volatility – 100% and term of 3 years. The fair value of the Warrants was $167,619.

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

Management carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, pursuant to Exchange Act Rule 13(a)-14(c). We carried out this evaluation using criteria similar to that proscribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act would be recorded, processed, summarized and reported in accordance with the rules and forms of the SEC.

While management concluded that no material weaknesses existed, management also determined that there were two significant deficiencies:

•	a need for additional controls and procedures to improve the recordkeeping systems at the Company; and
•
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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Corporate Governance.

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

Name	Age	Positions
Yin Wang	55	Chief Executive Officer and Chairman of the Board of Directors
Baolin Sun	55	Chief Financial Officer
Yvonne Zhang	36	Director
Yilun Jin	36	Director
Allen Zhang	57	Director
Yan Huang	46	Director

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

Baolin Sun was appointed our Chief Financial Officer on July 23, 2010. He has more than twenty years’ experience in finance and accounting.  Prior to joining the Company, Mr. Sun was the Finance Manager and Chief Finance Officer of Guangdong Chaozhou Foreign Business Activity Center from June 2005 to January 2010.  Mr. Sun also served as the Head of Finance Department and Manager of Securities Department at Jilin Wuhua Group Co., Ltd. from May 1993 to April 2005.  In addition, from December 1980 to April 1993, Mr. Sun served as the Head of Accounting and Finance Department in Harbin Department Store Company.  Mr. Sun graduated and received his Bachelor degree in Finance and Economics from Dongbei University of Finance and Economics.

Yvonne Zhang is a U.S. Certified Public Accountant.  From November 2001 to June 2005, Ms. Zhang was the Accounting Manager of Koo Chow & Company, LLP, an accounting firm in Los Angeles, CA.  Ms. Zhang also served as the Audit in Charge in Kabani & Company in Los Angeles, CA, from June 2005 to June 2006.  In addition, in July 2006, Ms. Zhang established her own business, V-Trust Accounting and Tax Services, in Alhambra, CA, providing consulting services to China based companies going public in the U.S. regarding Chinese GAAP and U.S. GAAP reconciliation, preparation of financial statements in compliance with U.S. GAAP and PCAOB standards and review of financial sections of SEC filings.  Ms. Zhang served as the Chief Financial Officer of Songzai International Holding Group Inc., a coal production and mining company from August 2007 to March 2010.  Ms. Zhang received her Bachelor degree in accounting in 1999 from California State University, Northridge.

Yilun Jin is a certified Chartered Financial Analyst.  From August 2002 to December 2003, Mr. Jin was the Management Associate of Citigroup in New York, NY.  Mr. Jin then served as the Vice President of Markets and Banking of Citigroup in New York, NY, from January 2004 to September 2008. Since September 2008, Mr. Jin has been serving as the Chief Financial Officer of American Lorain Corporation, an integrated food manufacturing company, listed on NYSE Amex.  Mr. Jin received his Bachelor of Arts degree in Economics from Fudan University, Shanghai, China in 1997 and his MBA in International Management with Specialization of Finance from Thunderbird School of Global Management in 2002.

Allen Zhang has been serving as the International Business Consultant of Oriental Connections/China Railway Construction 18 th Bureau Corporation/Shanghai Power Transmission Engineering Company since 2002. Since 2008, Mr. Zhang also has been serving as the Interim Chief Financial Officer of Pansoft Company Limited, an enterprise resource planning (ERP) software solutions and services provider for the oil and gas industry in China.  Mr. Zhang received his Bachelor of Science degree in Economics from People’s University of China, Beijing, China in 1982 and his Master of Science in Agricultural and Applied Economics from University of Minnesota in 1988.

Yan Huang is a PRC qualified lawyer.  From 1988 to 1992, Ms. Huang participated in the professional business trainings of the copyright law, real estate law, mergers and acquisitions and reorganization.  She studied the Russian trade regulations in Moscow in 1993.  In 2003, Ms. Huang was awarded the qualification of independent director of listed companies by Chinese Securities Regulatory Commission. Ms. Huang is the founder and the attorney of Heilongjiang Long Yang Law Firm, China, since 2007.  Ms. Huang received her Bachelor of Law degree and Master of Civil and Commercial Law degree from Heilongjiang University in 1987.

Audit, Nominating and Compensation Committees

The Company’s business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees. Our board of directors has three committees - the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Audit Committee. Our Audit Committee is involved in discussions with our independent auditor with respect to the scope and results of our year-end audit, our quarterly results of operations, our internal accounting controls and the professional services furnished by the independent auditor. Our board of directors has adopted a written charter for the Audit Committee which the Audit Committee reviews and reassesses for adequacy on an annual basis.

The Audit Committee is comprised of Yvonne Zhang, Yilun Jin and Allen Zhang, with Yvonne Zhang serving as chairman. The board of directors has determined that all members of the Audit Committee are independent directors under the NYSE Amex rules and regulations of the Securities Exchange Act of 1934 (the “Exchange Act”) and each of them is able to read and understand fundamental financial statements. The board of directors has determined that Yvonne Zhang qualifies as an “audit committee financial expert” as defined in the Exchange Act.

Compensation Committee.  The Compensation Committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally.  If so authorized by the board of directors, the committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt.

The Compensation Committee is comprised of Yilun Jin, Yan Huang and Yvonne Zhang, with Yilun Jin serving as chairman. The directors who serve on the Compensation Committee are “independent” directors based on the definition of independence under the NYSE Amex rules and regulations of the Exchange Act. Our board of directors has adopted a written charter for the Compensation Committee on April 19, 2010.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee is involved in evaluating the desirability of and recommending to the board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers.

The Nominating and Corporate Governance Committee is comprised of Yan Huang, Yilun Jin and Allen Zhang, with Allen Zhang serving as chairwoman. The directors who serve on the Nominating and Corporate Governance Committee are “independent” directors based on the definition of independence under the NYSE Amex rules and regulations of the Exchange Act. Our board of directors has adopted a written charter for the Compensation Committee on April 19, 2010.

The Nominating and Corporate Governance Committee will consider and evaluate each director candidate based on its assessment of the following criteria:

i.	Whether the candidate is independent.
ii.	Whether the candidate is accomplished in his or her field and has a reputation, both personal and professional, that is consistent with the image and reputation of the Company.
iii.
Whether the candidate has the ability to read and understand basic financial statements. The Nominating Committee also will determine if a candidate satisfies the criteria for being an “audit committee financial expert.” As defined by the Securities and Exchange Commission.

iv.	Whether the candidate has relevant experience and expertise and would be able to provide insights and practical wisdom based upon that experience and expertise.
v.	Whether the candidate has knowledge of the Company and issues affecting the Company.
vi.	Whether he candidate is committed to enhancing stockholder value.
vii.	Whether the candidate fully understands, or has the capacity to fully understand, the legal responsibilities of a director and the governance processes of a public company.
viii.	Whether the candidate is of high moral and ethical character and would be willing to apply sound, objective and independent business judgment, and to assume broad fiduciary responsibility.
ix.	Whether the candidate has, and would be willing to commit, the required hours necessary to discharge the duties of Board membership.
x.	Whether the candidate has any prohibitive interlocking relationships or conflicts of interest.
xi.	Whether the candidate is able to develop a good working relationship with other Board members and contribute to the Board’s working relationship with the senior management of the Company.
xii.	Whether the candidate is able to suggest business opportunities to the Company.

When considering potential director nominees, the Nominating and Corporate Governance Committee also will consider current composition of the board of directors, the operating requirements of the Company and the long-term interests of the Company’s stockholders.

Stockholders who wish to recommend to the Nominating and Corporate Governance Committee a candidate for election to the board of directors should send their letters to WEIKANG BIO-TECHNOLOGY GROUP CO., INC., 6 Xinghan Road, 19th Floor, Hanzhong City, Shaanxi Province, PRC 723000, Attention: Nominating and Corporate Governance Committee, in accordance with the procedures set forth in the Nominating and Corporate Governance Committee Charter. For nominees for election to our board of directors proposed by stockholders to be considered, the following information concerning each nominee must be timely submitted in accordance with the required procedures:

•
The candidate’s name, age, business and current residence addresses, as well as residence addresses for the past 20 years, principal occupation or employment and employment history (name and address of employer and job title) for the past 10 years (or such shorter period as the candidate has been in the work force), educational background, and permission for the Company to conduct a background investigation, including the right to obtain education, employment and credit information;

•	The number of shares of Common Stock of the Company beneficially owned by the candidate;

•
The information that would be required to be disclosed by the Company about the candidate under the rules of the SEC in a Proxy Statement soliciting proxies for the election of such candidate as a director (which currently includes information required by Items 401, 404 and 405 of Regulation S-K); and

•	A signed consent of the nominee to serve as a director of the Company, if elected.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;
•	Compliance with applicable governmental laws, rules and regulations. The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

Compliance with Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our Common Stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2010, our officers and directors, and all of the persons known to us to own more than 10% of our Common Stock, filed all required reports on a timely basis except that each of Allen Zhang, Yvonne Zhang and Lucky Wheel Limited was late in filing a Form 3 and Weili Wang was late in filing Form 4s.

Item 11.	Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to (i) all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last two completed fiscal years, regardless of compensation level, and (ii) the Company’s two most highly compensated executive officers other than the principal executive officers serving at the end of the last two completed fiscal years.

Summary Compensation Table

 The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the fiscal years ended December 31, 2010 and 2009, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Yin Wang, Chief Executive	2010	4,000	0	0	0	0	0	0	4,000
Officer and Chairman	2009	4,000	0	0	0	0	0	0	4,000
Yanhua Liu, Chief Financial	2010	1,668.49	0	0	0	0	0	0	1,668.49
Officer and Director (1)	2009	3,000	0	0	0	0	0	0	3,000
Baolin Sun Chief Financial	2010	2,425.89	0	0	0	0	0	0	2,425.89
Officer (2)	2009	0	0	0	0	0	0	0	0

(1)	On July 23, 2010, Ms. Yanhua Liu resigned as the Chief Financial Officer and director of the Company.
(2)	Mr. Baolin Sun was appointed our Chief Financial Officer on July 23, 2010. Mr. Sun will receive a monthly cash compensation of RMB 3,000 and no equity compensation.

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of February 9, 2011.

Compensation of Directors

We did not pay any compensation to our directors for any services provided as a director during the years ended December 31, 2009 and 2008.   On April 7, 2010, the board of directors of the Company appointed Yvonne Zhang, Yilun Jin, Allen Zhang and Yan Huang as directors of the Company, effective immediately.  The Board has determined that Yvonne Zhang, Yilun Jin, Allen Zhang and Yan Huang are independent directors within the meaning set forth in the applicable rules, as currently in effect.  In connection with the appointments of the new directors to the BOD, the Company agreed to pay (i) Yvonne Zhang an annual compensation of 10,000 shares of the Company’s restricted Common Stock, (ii) Yilun Jin an annual compensation of 10,000 shares of the Company’s restricted Common Stock, (iii) Allen Zhang an annual compensation of 10,000 shares of the Company’s restricted Common Stock and (iv) Yan Huang an annual compensation of 10,000 shares of the Company’s restricted Common Stock.   There are no other formal or informal understandings or arrangements relating to compensation.

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

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth information as of March 18, 2011 regarding the beneficial ownership of stock by (a) each stockholder who is known by the Company to own beneficially in excess of 5% of the Company’s outstanding stock; (b) each director; (c) the Company’s chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 30,911,880 shares of Common Stock outstanding, as of March 18, 2011.  Except as otherwise indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 18, 2011

Name & Address of Beneficial Owner (1)	Title of Class	Amount & Nature of Beneficial Owner (2)		% of Class (2)
Owner of More Than 5%
Lucky Wheel Limited	Common Stock,	22,925,200		74.16%
P.O. Box 957	$.00001 par value
Offshore Incorporations Centre Tortola, British Virgin Islands
Weili Wang	Common Stock, $.00001 par value	22,925,200	(3)	74.16%
Directors and Executive Officers
Yin Wang (3)	Common Stock, $.00001 par value	22,925,200	(3)	74.16%
Baolin Sun	Common Stock, $.00001 par value	0		*
Yilun Jin (4)	Common Stock, $.00001 par value	10,000	(4)	*
Allen Zhang (5)	Common Stock, $.00001 par value	10,000	(5)	*
Yvonne Zhang (7)	Common Stock, $.00001 par value	10,000	(7)	*
Yan Huang (6)	Common Stock, $.00001 par value	10,000	(6)	*
All directors and executive officers as a	Common Stock,	22,955,200		74.16%
group (six persons)	$.00001 par value

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

(3)  On May 5, 2010, Ms. Weili Wang, the sole owner of Lucky Wheel Limited (“Lucky Wheel”), and Yin Wang, our Chief Executive Officer and Chairman of the Board entered into a Call Option Agreement (the “Option Agreement”), pursuant to which Weili Wang granted Yin Wang an irrevocable and unconditional option to purchase all of her ordinary shares of Lucky Wheel (the “Option Shares”) at a price of $0.10 per ordinary share for a total purchase price of $1,000.  Mr. Wang has the right to purchase thirty-four percent (34%) of the Option Shares on December 31, 2010 and thirty-three percent (33%) of the Option Shares on December 31, 2011 and December 31, 2012, respectively.  The Option Agreement expires on June 29, 2015.  As of February 9, 2011, Mr. Wang has acquired the right to purchase 34% of the Option Shares. Since the sole asset of Lucky Wheel is 22,925,200 shares of our Common Stock, Mr. Wang thus indirectly owned 7,794,568 shares of our Common Stock. In addition, Mr.Wang serves as the Chief Executive Officer and a director of Lucky Wheel. Mr.Wang has the power to block any change in the structure of Lucky Wheel and the issuance of any new shares of Lucky Wheel, among other powers. Yin Wang may be deemed the ultimate beneficial owner of the 22,925,200 shares of our Common Stock by virtue of his blocking power and his right to exercise options held in Lucky Wheel Limited.

(4) On April 7, 2010, our board of directors appointed Yilun Jin as our director effective immediately.  In connection with the appointment, Yilun Jin received an annual compensation of 10,000 shares of our Common Stock.

(5) On April 7, 2010, our board of directors appointed Allen Zhang as our director effective immediately.  In connection with the appointment, Allen Zhang received an annual compensation of 10,000 shares of our Common Stock.

(6) On April 7, 2010, our board of directors appointed Yan Huang as our director effective immediately.  In connection with the appointment, Yan Huang received an annual compensation of 10,000 shares of our Common Stock.

(7) On April 7, 2010, our board of directors appointed Yvonne Zhang as our director effective immediately.  In connection with the appointment, Yvonne Zhang received an annual compensation of 10,000 shares of our Common Stock.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

During the last two fiscal years, we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest. There are no transactions presently proposed, except as follows:

1.  Due from Weikang’s Management

At December 31, 2008, due from management mainly represented lease payments received by Weikang’s CEO on behalf of Weikang for leasing the royal jelly manufacturing workshop and the right to use Weikang’s technology for manufacturing royal jelly from January 1, 2008 through June 30, 2010.  During 2008, Weikang’s CEO received lease income of $1,008,000 (RMB 7,000,000) and prepaid lease payment of $219,000 (RMB 1,500,000) on behalf of the Company.

At December 31, 2009, due from management was advance payment of $1,745 to one of the Company’s officers for his paying certain expenses relating to the Company’s daily operations.

At December 31, 2010, due to related party represented Company’s expenses of $25,669 paid by a related party company owned by one of the Company’s officers. This advance bears no interest and is payable upon demand.

2.  Sales to Related Party

One of our customers, Weikang Pharmaceutical Group Co., Ltd., is owned by Mr. Yin Wang, our current chief executive officer and chairman of the board of directors. Mr. Wang was also a shareholder of Heilongjiang Weikang Bio-Technology Group Co., Ltd., our Chinese operating company, before the company was acquired by Sinary.

During 2008 and the four months ended December 31, 2007, the Company sold $1,081,000 and $213,000, respectively, to another related company owned by the Company’s chief executive officer. The receivables from this related party was $0 as of December 31, 2008 and 2007.

3.  Advance from Officer and Other Expense

Advance from officer and other expense represented the payment of $650,000 made by an officer of Heilongjiang Weikang on behalf of Sinary to certain former shareholders of the Company in connection with the reverse acquisition between the Company and Sinary on December 7, 2007. The advance from officer bears no interest and is payable on demand. On August 6, 2010, the officer waived the payment of the advance and contributed the advance to the Company’s capital.

Indemnification Agreements

None.

Director Independence

The Company currently has four independent directors, Yvonne Zhang, Yilun Jin, Allen Zhang and Yan Huang, as that term is defined under the NYSE Amex rules and regulations of the Securities Exchange Act of 1934.

Item 14.	Principal Accounting Fees and Services.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Goldman Kurland & Mohidin LLP (“GKM”), for our audits of the annual financial statements for the year ended December 31, 2010 and 2009. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2010(2)	2009(3)

Audit Fees (1)	$197,000	$185,000
Audit-Related Fees	$-	$-
Tax Fees (4)	-	-
All Other Fees (5)	-	-
Total Accounting Fees and Services	$197,000	$185,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown in 2010 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2010, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2011.

(3)
The amounts shown in 2009 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2009, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2010.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

The Audit Committee pre-approves all auditing services and permitted non-audit services to be performed for the Company by its independent auditor, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to the completion of the audit). The Audit Committee may form and delegate authority to its subcommittee consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements

(1) The following financial statements of Weikang Bio-Technology Group Co, Inc. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Balance Sheet at December 31, 2010 and 2009
Statements of Operations - for the years ended December 31, 2010 and 2009
Statements of Cash Flows - for the years ended December 31, 2010 and 2009
Statements of Stockholders’ Equity - for the years ended December 31, 2010 and 2009
Notes to Financial Statements

(b) Exhibits

Exhibit No.	Description

2.1
Share Exchange Agreement among Expedition Leasing Inc. (“Expedition Leasing”), certain stockholders of Expedition Leasing, Sinary Bio-Technology Holding Group, Inc. (“Sinary”) and the sole stockholder of Sinary dated December 7, 2007 (1)

2.2	Equity Transfer Agreement between Sinary and the owners of 100% of the registered equity of Heilongjiang Weikang Bio-Technology Group Co., Ltd. Dated October 25, 2007 (1)
2.3	Agreement and Plan of Merger dated as of June 4, 2008 between Expedition Leasing and Weikang (2)
3.1	Articles of Incorporation of Weikang (2)
3.2	Bylaws of Weikang (2)
4.1	Form of Series A and B Common Stock Warrant (3)
4.2	Form of Series C Warrant (5)
4.3	Form of Series D Warrant (5)
4.4	Form of warrants issued to the placement agents (5)
4.5	Form of Subscription Agreement, by and between Weikang Bio-Technology Group Company, Inc. and the investors. (5)
4.6	Form of Registration Rights Agreement, by and between Weikang Bio-Technology Group Company, Inc. and the investors. (5)
4.7	Form of Lock-Up Agreement (5)
10.1
Stock Transfer Agreement dated as of June 30, 2008 by and among Heilongjiang Weikang Bio-Technology Group Co., Ltd., Beijing Shiji Qisheng Trading Co., Ltd., Tri-H Trade (U.S.A.) Co., Ltd., and Tianfang (Guizhou) Pharmaceutical Co., Ltd. (4)

10.2	The Weikang Bio-Technology Group Company, Inc. 2008 Stock Incentive Plan (2)
10.3	Subscription Agreement dated January 20, 2010, between Weikang and the subscribers identified on the signature pages thereto (3)
10.4	Investor Relations Escrow Agreement dated January 20, 2010, among Weikang, the escrow agent named therein and Opus Holdings Three, Ltd. (3)
10.5
Lease Agreement dated January 1, 2008 between Heilongjiang Weikang Bio-Technology Group and Harbin Dongfeng Pharmaceutical Corp. Ltd. relating to the lease of the workshop and technology for manufacturing royal jelly.(6)

10.6	Shell Company Purchase Agreement dated December 8, 2007 between the Company and Yin Wang relating the advance from an officer of the Company(6)
10.7
English translation of land use right certificate issued by Xiuwen County Land Bureau and Bureau of Real Estate Management of Guiyang City for the benefit of Tianfang (Guizhou) Pharmaceutical Co., Ltd., which expires December 9, 2051(6)

10.8
English translation of land use right certificate issued by Bureau of Land and Resources of Shuang-Cheng City for the benefit of Heilongjiang Weikang Bio-Technology Group, which expires April 8, 2055(6)

10.9
Make Good Securities Escrow Agreement, dated December 2, 2010, by and between Weikang Bio-Technology Group Company, Inc., Sichenzia Ross Friedman Ference LLP, as escrow agent, and Lucky Wheel Limited.(5)

10.10
Investor and Public Relations Escrow Agreement, dated December 2, 2010, by and between Weikang Bio-Technology Group Company, Inc., Sichenzia Ross Friedman Ference LLP, as escrow agent, and MidSouth Investor Fund LP, as representative for the investors.(5)

10.11
Escrow Deposit Agreement, dated October 25, 2010 and amendment thereto dated November 24, 2010, by and between Weikang Bio-Technology Group Company, Inc., Hunter Wise Securities, LLC, and Signature Bank, as escrow agent. (5)

21.1	List of Subsidiaries (6)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(1) Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 10, 2007.

(2) Incorporated by reference from the Company’s Schedule 14C filed with the SEC on May 14, 2008.

(3) Incorporated by reference from the Company’s Form 8-K filed with the SEC on January 26, 2010.

(4) Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 24, 2008.

(5) Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 8, 2010

(6) Incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the SEC on March 25, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIKANG BIO-TECHNOLOGY GROUP COMPANY, INC.

Date: March 22, 2011	/s/ Yin Wang
Yin Wang
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yin Wang	Chief Executive Officer and Chairman of the Board	March 22, 2011
Yin Wang

/s/ Baolin Sun	Chief Financial Officer	March 22, 2011
Baolin Sun

/s/ Yvonne Zhang	Director	March 22, 2011
Yvonne Zhang

/s/ Yilun Jin	Director	March 22, 2011
Yilun Jin

/s/ Allen Zhang	Director	March 22, 2011
Allen Zhang

/s/ Yan Huang	Director	March 22, 2011
Yan Huang