Form 10-Q
period 2011-03-31
WEIKANG BIO-TECHNOLOGY GROUP CO., INC.
filed 2011-05-16
CIK 1484042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

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
Heilongjiang Province, People’s Republic of China 150020

  (Address of principal executive offices)

(86) 451- 88355530

(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,991,880 shares of common stock, $.00001 par value, were outstanding as of May 16, 2011.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Weikang Bio-Technology Group Co., Inc.

Consolidated Financial statements

March 31, 2011 and December 31, 2010

(Stated in US Dollars)

Weikang Bio-Technology Group Co., Inc.

Contents	Pages

Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets	F2 – F3

Consolidated Statements of Income	F4

Consolidated Statements of Cash Flows	F5

Notes to Consolidated Financial Statements	F6 – F34

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Weikang Bio-Technology Group Co., Inc.

We have reviewed the accompanying interim consolidated Balance Sheet of Weikang Bio-Technology Group Co., Inc. (“the Company”) as of March 31, 2011, and the related statements of income, stockholders’ equity, and cash flows for the three months period ended March 31, 2011. The consolidated financial statements as of and for the year ended December 31, 2010 was audited by another registered independent public accounting firm whose report dated March 11, 2011 was unqualified. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

San Mateo, California	Samuel H. Wong & Co., LLP
May 13, 2011	Certified Public Accountants

Weikang Bio-Technology Group Co., Inc.
Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

	Note	March 31, 2011	December 31, 2010
Assets

Current assets
Cash and cash equivalents	2C	$61,824,628	$50,363,812
Accounts receivable, net	2D	527,076	652,167
Advance to suppliers and other receivables	3	101,391	241,342
Inventory	2E, 4	905,717	388,535
Due from related party		1,685,000	-
Deferred compensation		294,216	902,226

Total current assets		65,338,028	52,548,082

Non-current assets
Deferred compensation – non-current		-	16,077
Property and equipment, net	2F, 5	9,470,260	9,606,269
Construction in progress	6	686,352	683,830
Intangible assets	7	15,842,852	15,754,666

Total non-current assets		25,999,464	26,060,842

Total Assets		$91,337,492	$78,608,924

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable		$2,146	$14,204
Unearned revenue		266,915	528,485
Taxes payable	11	4,889,494	6,269,422
Accrued expenses and other payables	12	1,420,253	1,376,154
Due to related party		17,799	25,669

Total current liabilities		6,596,607	8,213,934

Contingencies
Deferred Tax Liability, net	13	3,478,486	3,464,815

Total Liabilities		$10,075,093	$11,678,749

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.
Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

	Note	March 31, 2011	June 30, 2010
Stockholders’ Equity
Common stock, $0.00001 par value; 100,000,000 shares authorized; 30,991,880 and 29,963,551 shares issued and outstanding at March 31, 2011 and December 31, 2010 respectively	15	$310	$300
Additional paid in capital		19,839,741	17,530,601
Statutory reserves	16	2,431,927	2,431,927
Accumulated other comprehensive income		3,241,581	2,524,566
Retained earnings		55,748,840	44,442,781

Total stockholders’ equity		81,262,399	66,930,175

Total Liabilities and Stockholders’ Equity		$91,337,492	$78,608,924

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.
Consolidated Statements of Income
For the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

		Three Months Ended March 31,
	Note	2011	2010

Net sales	2J	$28,158,089	$13,958,540
Cost of goods sold	2K	10,486,433	5,640,302
Gross profit		17,671,656	8,318,238

Operating expenses
Selling		945,724	691,259
General and administrative		1,567,329	1,260,179
Total operating expenses		2,513,053	1,951,438

Income from operations		15,158,603	6,366,800

Non-operating income (expenses)
Interest income		50,419	16,244
Other income		265,828	193
Other expenses		(132)	(683)
Total non-operating income, net		316,115	15,754

Income before income tax		15,474,718	6,382,554
Income tax	14	4,168,657	1,841,109

Net income		$11,306,061	$4,541,445

Other comprehensive income
Foreign currency translation gain	2O	717,015	9,307

Comprehensive income		$12,023,076	$4,550,752

Basic weighted average shares outstanding		30,659,159	27,360,062
Diluted weighted average shares outstanding		30,665,613	27,360,062

Basic earnings per share		$0.37	$0.17
Diluted earnings per share		$0.37	$0.17

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net Income	$11,306,061	$4,541,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303,040	301,286
Stock compensation	292,250	65,200
Deferred compensation	624,085	912,009
Changes in deferred tax	(21,279)	(23,834)
(Increase) decrease in current assets:
Accounts receivable	131,150	-
Advance to suppliers and other receivables	136,548	(871,532)
Inventory	(511,163)	(185,263)
Increase (decrease) in current liabilities:
Accounts payable	(12,152)	927
Unearned revenue	(265,828)	(11,718)
Accrued expenses and other payables	30,116	14,541
Taxes payable	(1,437,450)	205,418

Net cash provided by operating activities	10,575,378	4,948,479

Cash flows from investing activities:
Construction in progress	4,375	(445,199)
Acquisition of property and equipment	-	(6,989)

Net cash provided by (used in) investing activities	4,375	(452,188)

Cash flows from financing activities:
Net proceeds from shares issued	2,016,900	2,197,500
Advance to related party	(1,685,000)	24,901

Net cash provided by financing activities	331,900	2,222,401

Effect of exchange rate change on cash and equivalents	549,163	(105)

Increase in cash and equivalents	$11,460,816	$6,718,587

Cash and equivalents, beginning of period	50,363,812	11,380,019

Cash and equivalents, end of period	$61,824,628	$18,098,606

Supplementary cash flow information:
Income tax paid	$4,915,730	$1,678,870
Interest paid	$-	$-

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

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

The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2010 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

2.	Summary of Significant Accounting Policies

A.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sinary, and the results of operations of Weikang, Sinary’s wholly-owned subsidiary; and Tianfang. All significant inter-company accounts and transactions were eliminated in consolidation.

B.	Use of Estimates

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

C.	Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

D.	Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. There was no bad debt allowance recorded based on the Company’s past payment collection experience as of March 31, 2011 and December 31, 2010.

E.	Inventory

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Costs of work in progress and finished goods are comprised of direct material cost, direct production cost and an allocated portion of production overhead.

F.	Property and Equipment

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)
Building	20 years
Vehicle	5 years
Office Equipment	3-7 years
Production Equipment	3-10 years

G.	Land Use Right

Right to use land is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over 50 years.

H.	Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets with finite lives in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows. Fair value is generally determined by the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2011 and December 31, 2009, there were no significant impairments of its long-lived assets.

I.	Income Taxes

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expenses and penalties are classified in selling, general and administrative expenses in the statements of income. At March 31, 2011 and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

J.	Revenue Recognition

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

Sales returns and allowances was $0 for the three months ended March 31, 2011 and 2010. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

K.	Cost of Goods Sold

Cost of goods sold consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventory to the lower of cost or market is also recorded in cost of goods sold.

L.	Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the PRC and the US. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the US. Balances at financial institutions within the PRC are not covered by insurance. As of March 31, 2011 and December 31, 2010, the Company had approximately $576,182 and $194,000 deposits in the bank located in US which was in excess of federally insured limits; the Company had $61,246,980 and $49,969,700 deposits in the banks in China, respectively. The Company’s financial institutions in China are reputable banks and majority owned by the Chinese government The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

M.	Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows”, cash flows from the Company's operations are calculated based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

N.	Fair Value of Financial Instruments

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

As of March 31, 2011 and December 31, 2010, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

O.	Foreign Currency Translation and Comprehensive Income (Loss)

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the three months ended March 31, 2011 and 2010 included net income and foreign currency translation adjustments.

P.	Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718 and 505, “Share Based Payment”. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Q.	Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three months ended March 31, 2011, the Company had 1,908,718 dilutive securities due to anti-dilution feature of the warrants issued in connection with the equity financing. The following table presents a reconciliation of basic and diluted earnings per share:

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

	Three Months Ended March 31,
	2011	2010
Net income	$11,306,061	$4,541,445

Weighted average shares outstanding – basic	30,659,159	27,360,062
Effect of dilutive securities:	6,454	-
Weighted average shares outstanding – diluted	30,665,613	27,360,062

Earnings per share – basic	$0.37	$0.17
Earnings per share - diluted	$0.37	$0.17

R.	Segment Reporting

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

S.	Research and Development

Research and development costs are primarily for the development of new drugs, nutritional and health supplement products. Research and development costs are expensed as incurred.

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

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

On March 20, 2010, the Company entered into a one year contract with a professional R&D team to research and develop licorice flavonoids extraction technology for industrialization of use in therapeutics. The Company is responsible for all the research and development expense with the total payment expected to be approximately $2.95 million. As of December 31, 2010, the Company paid research and development expenses of approximately $2.54 million under this agreement and is committed to pay the remaining $0.41 million to be paid upon the successful development of the technology. The Company will own the research and development results and related intellectual property. During the first quarter of 2011, the Company did not make any payment on R&D.

T.	New Accounting Pronouncements

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to adopt the disclosure requirements for any business combinations in 2011and thereafter.
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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

3.	Advances to Suppliers and Other Receivables

Advances to suppliers and other receivables at March 31, 2011 and December 31, 2010 were as follows:

	2011	2010
Prepaid IR expense	$86,000	$228,904
Advance to suppliers	15,391	9,401
Other	-	3,037
Total	$101,391	$241,342

4.	Inventory

Inventory at March 31, 2011 and December 31, 2010 was as follows:

	2011	2010
Raw materials	$255,400	$138,897
Packing materials	235,977	34,925
Finished goods	414,340	214,713
Total	$905,717	$388,535

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

5.	Property and Equipment, net

Property and equipment consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Building	$8,594,506	$8,508,466
Building improvements	950,137	940,625
Production equipment	2,469,524	2,444,801
Office furniture and equipment	222,140	219,916
Vehicles	128,355	127,070
	12,364,662	12,240,878
Less: Accumulated depreciation	(2,894,402)	(2,634,609)
	$9,470,260	$9,606,269

Depreciation for the three months ended March 31, 2011 and 2010 was $232,201 and $227,582, respectively.

6.	Construction in Progress

At March 31, 2011, construction in progress consisted of the payment for constructing a manufacturing line for producing licorice flavonoids. Total estimated cost for the construction is approximately $0.77 million; the Company spent approximately $0.69 million for the construction as of March 31, 2011, and was committed to pay approximately $0.08 million to complete the construction. The project was estimated to be completed at the end of 2010; however, due to increased material price and bad weather conditions, the Company agreed with the constructor that the completion date to be postponed to May 30, 2011 and the Company will be responsible for paying additional cost over the budget due to overall price increase in China.

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)
7.	Intangible Assets

Intangible assets consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Land use right	$12,775,396	$12,647,501
Goodwill arising from acquisition of Tianfang (Note 18)	3,730,196	3,692,853
Software and internet domain	8,369	8,285
	16,513,961	16,348,639
Less: Accumulated amortization	(671,109)	(593,973)
	$15,842,852	$15,754,666

All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants users a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis over 50 years.

Amortization for the three months ended March 31, 2011 and 2010 was $70,839 and $74,200, respectively. Amortization for the next five years from March 31, 2011 is expected to be $285,000, $284,000, $283,000, $283,000 and $283,000, respectively.

8.	Related Party Transactions

Dues from Related Party

In February 2011, the Company’s US holding company Sinary wired $1,685,000 to its subsidiary Heilongjiang Weikang; however, due to PRC government’s restriction on foreign exchange currency settlement for Corporate account, the money was wired to the Company’s officers’ personal bank account first and then transferred back to Heilongjiang Weikang’s bank account. At March 31, 2011, the money was held in the officers’ personal bank account and was transferred to Heilongjiang Weikang’s bank account in May 2011.

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

Dues to Related Party

At March 31, 2011 and December 31, 2010, due to related party represented Company’s expenses of $17,799 and $25,669 paid by a related party company owned by one of the Company’s officers. This advance bears no interest and is payable upon demand.

9.	Major Customers and Vendors

There were no customers which accounted for over 10% of the Company’s total sales for the first quarter of 2011.

Five customers who are dealers of the Company accounted for 56% of the Company’s net revenue for the three months ended March 31, 2010.  Each customer accounted for about 12%, 11%, 11%, 11% and 11% of the sales. At March 31, 2010, the total receivable balance due from these five customers was $0.

Three vendors provided 40% of the Company’s purchases of raw materials for the three months ended March 31, 2011.  Each vendor accounted for 16%, 13%, and 11% of the purchases. The Company did not have accounts payable to these vendors at March 31, 2011.

Three vendors provided 66% of the Company’s purchases of raw materials for the three months ended March 31, 2010.  Each vendor accounted for 41%, 14%, and 11% of the purchases. The Company did not have accounts payable to these vendors at March 31, 2010.

10.	Unearned Revenue

On June 30, 2010, the Company entered into an agreement with a medicine manufacturing company for leasing them the use right of a product manufacturing technology and related workshop for a period of one year. The total lease payment was RMB 7 million ($1.06 million), RMB 4 million ($606,000) was for the technology use right and RMB 3 million ($454,000) was for the workshop rental. For 2010, RMB 3.5 million ($0.53 million) was recognized as other income, and RMB 3.5 million ($0.53 million) was recognized as unearned revenue as of December 31, 2010. For the first quarter of 2011, RMB 1.75 million ($0.26 million) was recognized as other income and RMB 1.75 million ($0.27 million) was recognized as unearned revenue as of March 31, 2011.

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

11.	Taxes Payable

Taxes payable consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Income taxes	$4,226,013	$4,610,332
Value added taxes	882,144	1,477,018
Sales tax payable	26,691	26,424
Other	(245,354)	155,648
	$4,889,494	$6,269,422

12.	Other Payables and Accrued Expenses

Accrued expenses consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Sales commission	$1,224,776	$1,212,515
Payroll and welfare	4,737	18,563
Accrued expenses	137,423	145,076
Other payables	53,317	-
	$1,420,253	$1,376,154

13.	Deferred Tax Asset (Liability)

Deferred tax represented differences between the tax basis and book basis of property, equipment and land use right.

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

At March 31, 2011 and December 31, 2010, deferred tax asset (liability) consisted of the following:

	2011	2010
Deferred tax asset (net) on property and equipment for basis differences since acquisition of Heilongjiang Weikang and Tianfang – noncurrent	$262,574	$238,794
Deferred tax asset arising from the acquisition of Heilongjiang Weikang - noncurrent	30,848	30,539
Deferred tax liability arising from the acquisition of Tianfang - noncurrent	(3,771,908)	(3,734,148)
Deferred tax liability, net - noncurrent	$(3,478,486)	$(3,464,815)

14.	Income Taxes

Weikang and Sinary were incorporated in the US and have net operating losses (NOL) for income tax purposes. Weikang and Sinary had NOL carry forwards for income taxes of $5,132,000 and $912,000 at March 31, 2011, respectively, which may be available to reduce future years’ taxable income as NOL; NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses are uncertain due to Weikang and Sinary’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Heilongjiang Weikang and Tianfang are governed by the Income Tax Law of the PRC concerning the private enterprises that are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

 The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(9.7)%	(10.4)%
Valuation allowance for US NOL	2.6%	5.3%
Tax per financial statements	26.9%	28.9%

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

The provisions for income taxes for the three months ended March 2011 and 2010 consisted of the following:

	2011	2010
Income tax expense - current	$4,189,936	$1,864,932
Income tax benefit - deferred	(21,279)	(23,833)
Total income tax expenses	$4,168,657	$1,841,109

15.	Stockholders’ Equity

Common Stock with Warrants Issued for Cash

Private Placement in January 2010

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

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

In connection with the Financing, the Company entered into an Investor Relations Escrow Agreement, pursuant to which the Company established an escrow account of $150,000 which may be allocated and released to investor relations firms for marketing purposes at the sole discretion of a representative of the Investors. The Company paid $150,000 to an IR firm for it providing IR services over two years. For 2010, the Company recorded $71,096 as IR expense. During the three months ended March 31, 2011, the Company recorded the remaining portion of $78,904 as IR expense.

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

Private Placement in December 2010

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

The Company recorded $64,000 as IR expense during the first quarter of 2011.

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

Private Placement in January 2011

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

The Series C and Series D Warrants issued to the investors and the placement agents are immediately exercisable and have a term of three years. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 2.76%; dividend yield – 0%; expected volatility – 100% and term of 3 years. The fair value of the Warrants was $889,764.

In connection with the private placement transaction, the Company issued placement agents three-year warrants to purchase an aggregate of 75,000 shares of common stock at an exercise price of $2.40 per share, immediately exercisable, as consideration of services. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 2.76%; dividend yield – 0%; expected volatility – 100% and term of 3 years. The fair value of the Warrants was $167,619.

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

 Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Granted – series A warrants	386,028	3.00	3.00
Granted – series B warrants	386,028	5.00	3.00

Exercised
Forfeited
Outstanding at March 31, 2010	772,056	4.00	2.81
Exercisable at March 31, 2010	772,056	4.00	2.81

Exercised	-
Forfeited	-
Outstanding at June 30, 2010	772,056	4.00	2.56
Exercisable at June 30, 2010

Exercised	-
Forfeited	-
Outstanding at September 30, 2010	772,056	4.00	2.31
Exercisable at September 30, 2010	772,056	4.00	2.31

Granted – warrants to placement agents	93,232	2.40	3.00
Granted – series C warrants	286,249	3.60	3.00
Granted – series D warrants	286,249	4.80	3.00

Exercised	-
Forfeited	-
Outstanding at December 31, 2010	1,437,786	3.98	2.46
Exercisable at December 31, 2010	1,437,786	3.98	2.46

Granted – warrants to placement agents	75,000	2.40	3.00
Granted – series C warrants	234,582	3.60	3.00
Granted – series D warrants	234,582	4.80	3.00

Exercised	-
Forfeited	-
Outstanding at March 31, 2011	1,981,950	3.97	2.38
Exercisable at March 31, 2011	1,981,950	3.97	2.38

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

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

On January 20, 2010, the Company issued 180,000 shares to an IR firm for providing IR services for a period of two years; the stock was valued at $3.26 per share (stock price at grant date). In the first quarter of 2010, the Company recorded $586,800 as deferred compensation. During the three months ended March 31, 2011 and 2010, the Company amortized $72,345 and $55,465 as stock-based compensation expense.

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

During the first quarter of 2010, the Company issued 20,000 shares to one employee with stock valued at $3.26 per share (stock price at grant date). The Company recorded $65,200 stock-based compensation expense for the shares issued to this employee.

On April 7, 2010, the Company issued 40,000 shares common stock as annual compensation to four independent directors of the Company with stock valued at $4.65 per share (stock price at grant date). The Company recorded $186,000 as deferred compensation and amortized $45,863 as stock-based compensation during three months ended March 31, 2011.

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

On December 29, 2010, the Company issued 25,000 shares common stock as compensation to an IR company for a one-year investor relation service with stock valued at $2.90 per share (stock price at grant date). In the fourth quarter of 2010, the Company recorded $72,500 as deferred compensation, which was amortized over 12 months. For the three months ended March 31, 2011, the Company recorded $17,877 as stock-based compensation.

In connection with the December 2010 financing, the Company also issued 200,000 shares to a consulting company for a 3-months business consulting services agreement with Far East Strategies, LLC.  The stock was valued at $2.44 per share (stock price at grant date). In the fourth quarter of 2010, the Company recorded $488,000 as deferred compensation, which was amortized over 3 months. The amortization expense for this consulting expense $488,000 was fully expensed during the three months ended March 31, 2011.

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

On November 11, 2010, the Company issued 80,000 shares to a consultant for one month consulting service. The stock was valued at $3.20 per share (stock price at grant date). During the three months ended March 31, 2011, the Company recorded $256,000 as stock-based compensation.

According to agreement, the Company issued 5,000 shares to an IR firm on January 20, 2011 and January 24, 2011, respectively. The stock was valued at $3.35 and $3.90 per share (stock price at grant date). During the three months ended March 31, 2011, the Company recorded $36,250 as stock-based compensation.

Option to consultants

On October 4, 2010, the Company granted stock options to its legal counsel to acquire 20,000 shares of the Company’s common stock, at $2.70 per share, vested immediately with a life of 3 years. The options were vested in the grant date. The fair value of the options was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date fair value of options was $35,132. The Company recorded $35,132 as stock-based compensation during 2010. The weighted remaining contractual term for the option was 2.51 years at March 31, 2011.

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Weikang Bio-Technology Group Company, Inc. (“we”, “us”, the “Company”) was incorporated in Florida on May 12, 2004 as Expedition Leasing, Inc. On December 7, 2007, we acquired Sinary Bio-Technology Holdings Group, Inc. (“Sinary”), a Nevada corporation and, as a result, Sinary’s wholly-owned subsidiary Heilongjiang Weikang Bio-Technology Group Co., Ltd. (“Heilongjiang Weikang”), a limited liability company (“LLC”) in the People’s Republic of China (“PRC”), by exchanging 24,725,200 shares of our Common Stock for 100% of the issued and outstanding common stock of Sinary.

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to adopt the disclosure requirements for any business combinations in 2011and thereafter.

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

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

	2011		2010
Net sales	$28,158,089		$13,958,540
Cost of goods sold	10,486,433	37%	5,640,302	40%
Gross profit	17,671,656	63%	8,318,238	60%
Operating expenses	2,513,053	9%	1,951,438	14%
Income from operations	15,158,603	54%	6,366,800	46%
Other income, net	316,115	1%	15,754	0%
Income taxes	4,168,657	15%	1,841,109	13%
Net income	$11,306,061	40%	$4,541,445	33%

Net sales. Net sales for the first quarter of 2011 were $28.16 million, compared to $13.96 million for the first quarter of 2010, an increase of $14.2 million or 102%.  The increase in sales was primarily a result of 1) launching the production and sales of new products from the third quarter of 2010, which brought us approximately $8.59 million sales during the first quarter of 2011; 2) increasing average selling price of certain products which resulted in increased sales by $1.39 million; 3) a six-month promotion plan starting from the fourth quarter of 2010 to the end of first quarter of 2011, which is the peak season for sales of health care products in the PRC due to the Chinese New Year Holiday and Chinese tradition of having tonic in Winter, which brought us 31% of total sales.   We believe our sales will continue to grow as we develop new products to satisfy our consumers and continue to improve the quality of our existing products.

Cost of goods sold. Cost of goods sold increased $4.85 million or 86%, from $5.64 million in the first quarter of 2010 to $10.49 million for the comparable period of 2011. The cost of goods sold as a percentage of sales for the first quarter of 2011, was 37% compared to 40% for the same period of 2010, which was attributable to decreased cost of goods sold by Tianfang, from 47% to 42% of sales; the cost of goods sold was 32% of the sales made by Heilongjiang Weikang, an increase of 3% when compared with the first quarter of 2010.  Such decrease in Tianfang was mainly due to our continuous efforts on cost control, including the implementation of strict cost control procedures for purchasing, manufacturing, storage and transportation, minimizing the labor costs, despite price increase on raw material, and the increase in Heilongjiang Weikang was mainly due to the increased cost of raw material.  In addition, due to increased economy of scale, we increased our production volume significantly while keeping our fixed costs relatively constant.

Gross profit. Gross profit was $17.67 million for the three months ended March 31, 2011, compared to $8.32 million for the comparable period of 2010, or gross margin of 63% and 60% of sales, respectively. The increase in our gross profit margin in 2011 was mainly due to increased sales prices and sales volume and decreased cost of goods sold as a percentage of sales for the reasons described above.

Operating expenses. Total operating expenses were $2.51 million for the first quarter of 2011 compared to $1.95 million for the same period of 2010, an increase of $0.56 million or 29%. This increase in operating expenses was mainly attributable to the increased marketing expenses and travelling expense for promoting activities, enhancing the Company’s image to end users by a series of commercial advertisements, the increased freight resulted from the increased sales, and stock related compensation expenses of $0.92 million for stocks issued to financial and investor relations consultants which were non-cash expenses.  Operating expenses as a percentage of sales were 9% for the first quarter of 2011 compared to 14% for the same period of 2010.The decrease of operating expenses as a percentage of sales was mainly due to significant increase in sales while keeping the administrative expense relatively constant due to economy of scale.

Net other income. Net other income was $0.32 million in the first quarter of 2011 compared to $0.02 million in the comparable period of 2010.  Other income during the first quarter of 2011 mainly consisted of lease income of $0.27 million from leasing a workshop and the right to use our technology for manufacturing royal jelly; while in the same period of 2010, other income mainly consisted of interest income of $20,000.

Net income. Net income for the first quarter of 2011 was $11.31 million compared to $4.54 million for the same period of 2010, an increase of $6.76 million or 149%.  The increase was mainly attributed to increased net sales and decreased cost of goods sold and operating expenses as a percentage of sales. Our management believes net income will increase as we continue to offer better quality and variety of products and continue to improve our manufacturing efficiency.

Liquidity and Capital Resources

At March 31, 2011, the Company had cash and equivalents of $61.82 million, other current assets of $3.51 million, and current liabilities of $6.6 million. In addition, at March 31, 2011, working capital was $58.74 million and the ratio of current assets to current liabilities was 9.90-to-1.

The following is a summary of cash provided by or used in each of the indicated types of activities during three months ended March 31, 2011 and 2010, respectively:

	2011	2010
Cash provided by (used in):
Operating Activities	$10,575,378	$4,948,479
Investing Activities	$4,375	$(452,188)
Financing Activities	$331,900	$2,222,401

Net cash provided by operating activities was $10.58 million for the first quarter of 2011, compared to $4.95 million for the same period of 2010. The increase in net cash inflow from operating activities was mainly due to a significant increase in our net income, quick collection on accounts receivable; despite an increase in inventory on hand, and payments made for taxes and accounts payables during the period.

Net cash provided by investing activities was $4,375 for the first quarter of 2011, compared to cash used in investing activities was $452,188 for the first quarter of 2010.  The cash outflow during the first quarter of 2010 was mainly due to construction of a new workshop and acquisition of equipment.

Net cash provided by financing activities was $0.33 million for the first quarter of 2011 compared to $2.22 million cash inflow for the comparable period of 2010. The cash inflow in financing activities during the first quarter of 2011 mainly consisted of proceeds of $2.02 million from stocks issued in a private placement, partially offset by $1.69 million for the money wired from US parent company to Heilongjiang Weikang but received through the Company’s officers’ bank account due to foreign currency settlement limitation and control for corporate account in PRC. The amount was transferred into  Heilongjiang Weikang’s bank account from the officer’s bank account in May 2011. The net cash inflow in financing activities during the first quarter of 2010 mainly consisted of proceeds of $2.20 million from stocks issued in another private placement.

We do not believe inflation had a significant negative impact on our results of operations during the first quarter of 2011.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Yin Wang , the Company’s Chief Executive Officer (“CEO”), and Baolin Sun, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2011. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

 Changes in Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2011.  Based on that evaluation, our Chief Executive Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A.	Risk Factors.

N/A.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

On February 25, 2011, the Company issued 80,000 shares of Common Stock to Botian Li, a consultant for his business and technical consulting services rendered. The shares were valued at $256,000.

On October 3, 2010, the Company entered into a Business Consulting Services Agreement with Hunter Wise Financial Group, LLC (“Hunter Wise”). As compensation for its services, on January 31, 2011, the Board of Directors of the Company resolved to issue 500,000 shares of Common Stock to Hunter Wise. The shares were valued at $1,350,000.

On December 29, 2010, the Company entered into Joint Marketing Agreement, as amended on January 3, 2011, with its investor relations firm, RedChip Companies Inc. (“RedChip”) for the provision of certain investor relations services. In partial consideration of such services, the Company had agreed to issue to RedChip up to 50,000 restricted shares of Common Stock in accordance with the provisions of the Joint Marketing Agreement. On January 24, 2011 and January 27, 2011, the Company issued 30,000 and 5,000 shares of Common Stock to RedChip, respectively. The Company recorded $54,127 as stock-based compensation during the quarter ended March 31, 2011.

The issuances of the foregoing securities were exempt from registration pursuant to either Regulation S, Rule 506 of Regulation D, and/or Section 4(2) of the Securities Act of 1933, and transfers of such shares were restricted by the Company in accordance with the requirements of the Securities Act of 1933. All of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIKANG BIO-TECHNOLOGY GROUP COMPANY, INC.

Dated: May 16, 2011	By:	/s/ Yin Wang
Yin Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Baolin Sun
Baolin Sun
Chief Financial Officer
(Principal Accounting & Financial Officer)