Form 10-Q
period 2011-06-30
WEIKANG BIO-TECHNOLOGY GROUP CO., INC.
filed 2011-08-15
CIK 1484042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-165684

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,991,880 shares of common stock, $.00001 par value, were outstanding as of August 11, 2011.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements.	3

	Report of Registered Independent Public Accounting Firm	1

	Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	2

	Consolidated Statements of Income and Comprehensive Income for the six and three months ended June 30, 2011 and 2010	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010.	5

	Notes to Consolidated Financial Statements as of June 30, 2011 and December 31, 2010 and for the six months ended June 30, 2011 and 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	5
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12
Item 4.	Controls and Procedures.	12
	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings.	13
Item 1A.	Risk Factors.	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13
Item 3.	Defaults Upon Senior Securities.	13
Item 4.	(Removed and Reserved).	13
Item 5.	Other Information.	13
Item 6.	Exhibits.	13

SIGNATURES		15

Item 1. Financial Statements.

Weikang Bio-Technology Group Co., Inc.

Unaudited Consolidated Financial Statements

June 30, 2011 and December 31, 2010

(Stated in US Dollars)

Weikang Bio-Technology Group Co., Inc.

Contents	Pages

Report of Registered Independent Public Accounting Firm	1

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	2 – 3

Consolidated Statements of Income and Comprehensive Income for the six and three months ended June 30, 2011 and 2010	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010.	5

Notes to Consolidated Financial Statements as of June 30, 2011 and December 31, 2010 and for the six months ended June 30, 2011 and 2010	6 – 31

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Weikang Bio-Technology Group Co., Inc.

We have reviewed the accompanying interim consolidated balance Sheets of Weikang Bio-Technology Group Co., Inc. (“the Company”) as of June 30, 2011 and December 31, 2010, and the related statements of income, stockholders’ equity, and cash flows for the three and six months period ended June 30, 2011 and 2010. The consolidated financial statements as of and for the year ended December 31, 2010 was audited by another registered independent public accounting firm whose report dated March 11, 2011 was unqualified. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
August 9, 2011	Certified Public Accountants

1 of 30

Weikang Bio-Technology Group Co., Inc.
Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

	Note	(Unaudited) June 30, 2011	(Audited) December 31, 2010
Assets

Current assets
Cash and cash equivalents	2C	$61,600,851	$50,363,812
Accounts receivable, net	2D	2,862,220	652,167
Advance to suppliers and other receivables	3	4,763,138	241,342
Inventory	2E, 4	301,810	388,535
Deferred compensation		199,934	902,226

Total current assets		69,727,953	52,548,082

Non-current assets
Deferred compensation – non-current		-	16,077
Property and equipment, net	2F, 5	9,377,017	9,606,269
Construction in progress	6	849,867	683,830
Intangible assets	7	15,978,386	15,754,666

Total non-current assets		26,205,270	26,060,842

Total Assets		$95,933,223	$78,608,924

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable		$595,549	$14,204
Unearned revenue		-	528,485
Taxes payable	11	2,788,991	6,269,422
Accrued expenses and other payables	12	636,484	1,376,154
Due to related party		-	25,669

Total current liabilities		4,021,024	8,213,934

Contingencies
Deferred Tax Liability, net	13	3,500,711	3,464,815

Total Liabilities		$7,521,735	$11,678,749

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

2 of 30

Weikang Bio-Technology Group Co., Inc.
Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

	Note	June 30, 2011	June 30, 2010
Stockholders’ Equity
Common stock, $0.00001 par value; 100,000,000 shares authorized; 32,491,880 and 29,963,551 shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively	15	$324	$300
Additional paid in capital		22,213,353	17,530,601
Statutory reserves	16	2,431,927	2,431,927
Accumulated other comprehensive income		4,273,344	2,524,566
Retained earnings		59,492,540	44,442,781

Total stockholders’ equity		88,411,488	66,930,175

Total Liabilities and Stockholders’ Equity		$95,933,223	$78,608,924

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

3 of 30

Weikang Bio-Technology Group Co., Inc.
Consolidated Statements of Income and Comprehensive Income
For the six and three months ended June 30, 2011 and 2010
(Stated in US Dollars)

		Six Months Ended June 30,		Three Months Ended June 30,
	Note	2011	2010	2011	2010

Net sales	2J	$45,222,922	$24,452,199	$17,064,833	$10,493,659
Cost of goods sold	2K	17,347,213	10,014,363	6,860,780	4,374,061
Gross profit		27,875,709	14,437,836	10,204,053	6,119,598

Operating expenses
Selling		2,591,039	1,794,301	1,645,315	1,103,042
General and administrative		4,567,323	2,617,383	2,999,994	1,427,532
Research and development		-	802,907	-	732,579
Total operating expenses		7,158,362	5,214,591	4,645,309	3,263,153

Income from operations		20,717,347	9,223,245	5,558,744	2,856,445

Non-operating income (expenses)
Interest income		126,200	36,190	75,781	19,946
Other income		535,078	194	269,250	1
Other expenses		(28,007)	(1,907)	(27,875)	(1,224)
Total non-operating income, net		633,271	34,477	317,156	18,723

Income before income tax		21,350,618	9,257,722	5,875,900	2,875,168
Income tax	14	6,300,857	2,798,867	2,132,200	957,758

Net income		$15,049,761	$6,458,855	$3,743,700	$1,917,410

Other comprehensive income
Foreign currency translation gain	2O	1,748,778	222,642	1,031,763	213,335

Comprehensive income		$16,798,539	$6,681,497	$4,775,463	$2,130,745

Basic earnings per share	$0.48	$0.23	$0.12	$0.07
Diluted earnings per share	$0.48	$0.23	$0.12	$0.07

Basic weighted average shares outstanding	31,572,295	27,692,734	32,475,396	28,021,751
Diluted weighted average shares outstanding	31,572,295	27,692,734	32,475,396	28,021,751

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

4 of 30

Weikang Bio-Technology Group Co., Inc.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net Income	$15,049,761	$6,458,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	610,064	599,057
Stock compensation	3,384,243	65,200
Deferred compensation	-	1,812,494
Changes in deferred tax	(44,523)	(178,885)
(Increase) decrease in current assets:
Accounts receivable	(2,171,506)	-
Advance to suppliers and other receivables	(4,226,532)	(124,277)
Inventory	94,779	(755,128)
Increase (decrease) in current liabilities:
Accounts payable	574,840	927
Unearned revenue	(535,078)	(11,721)
Accrued expenses and other payables	(763,755)	109,948
Taxes payable	(3,588,274)	(743,596)

Net cash provided by operating activities	8,384,019	7,232,874

Cash flows from investing activities:
Construction in progress	(148,477)	(444,577)
Acquisition of property and equipment	(18,752)	(8,869)

Net cash provided by (used in) investing activities	(167,229)	(453,446)

Cash flows from financing activities:
Net proceeds from shares issued	2,016,900	2,197,500
Advance to shareholder	(245,324)	-
Advance to related party	(21,403)	24,908

Net cash provided by financing activities	1,750,173	2,222,408

Effect of exchange rate change on cash and equivalents	1,270,076	103,423

Increase in cash and equivalents	$11,237,039	$9,105,259

Cash and equivalents, beginning of period	50,363,812	11,380,019

Cash and equivalents, end of period	$61,600,851	$20,485,278

Supplementary cash flow information:
Income tax paid	$9,113,542	$3,020,026
Interest paid	$-	$-

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

5 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

1.	Organization and Description of Business

Weikang Bio-Technology Group Co., Inc., a Nevada corporation (“Weikang” or “the Company”) was incorporated on May 12, 2004 in Florida as Expedition Leasing, Inc. (“Expedition”). The Company reincorporated in Nevada and changed to its present name on July 12, 2008, pursuant to an acquisition of Sinary Bio-Technology Holdings Group, Inc. (“Sinary”), a Nevada corporation and Sinary’s wholly owned subsidiary, Heilongjiang Weikang Biotechnology Group Co., Ltd. (“Heilongjiang Weikang”), a limited liability company organized and existing under the laws of the People’s Republic of China (“PRC”). Upon completion of the transaction on December 7, 2007, Sinary and Heilongjiang Weikang became our wholly-owned subsidiaries. The Company develops, manufactures and distributes Traditional Chinese Medicine ("TCM") through Heilongjiang Weikang in the PRC.

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

Sinary was incorporated under the laws of the State of Nevada on August 31, 2007. On October 25, 2007, Sinary entered into an Equity Interests Transfer Agreement (the “Transfer Agreement”) with Yin Wang and Wei Wang, the stockholders of Heilongjiang Weikang, a limited liability company in the PRC, (the “Heilongjiang Shareholders”) to acquire 100% of the equity interests of Heilongjiang Weikang for 57 million Renminbi (“RMB”), or approximately $7.6 million (the “Acquisition Price”).

6 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
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

7 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
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

The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2010 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

8 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

C.	Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

D.	Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. There was no bad debt allowance recorded based on the Company’s past payment collection experience as of June 30, 2011 and December 31, 2010.

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

9 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

Building	20 years
Vehicle	5 years
Office Equipment	3-7 years
Production Equipment	3-10 years

G.	Land Use Right

Right to use land is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over 50 years.

H.	Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets with finite lives in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows. Fair value is generally determined by the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2011 and December 31, 2010, there were no significant impairments of its long-lived assets.

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

10 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expenses and penalties are classified in selling, general and administrative expenses in the statements of income. At June 30, 2011 and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

11 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

Sales returns and allowances was $0 for the six months ended June 30, 2011 and 2010. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

K.	Cost of Goods Sold

Cost of goods sold consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventory to the lower of cost or market is also recorded in cost of goods sold.

L.	Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the PRC and the US. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the US. Balances at financial institutions within the PRC are not covered by insurance. As of June 30, 2011 and December 31, 2010, the Company had approximately $2,100 and $144,000 deposits in the bank located in US which was in excess of federally insured limits; the Company had $61,348,755 and $49,969,700 deposits in the banks in China, respectively. The Company’s financial institutions in China are reputable banks and majority owned by the Chinese government. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

12 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
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

13 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

As of June 30, 2011 and December 31, 2010, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the six months ended June 30, 2011 and 2010 included net income and foreign currency translation adjustments.

P.	Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718 and 505, “Share Based Payment”. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

14 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

Q.	Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the six months ended June 30, 2011, there were no dilutive shares outstanding due to anti-dilutive feature. The following table presents a reconciliation of basic and diluted earnings per share for the six and three months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Net income	$15,049,761	$6,458,855

Weighted average shares outstanding – basic	31,572,295	27,692,734
Effect of dilutive securities:	-	-
Weighted average shares outstanding – diluted	31,572,295	27,692,734

Earnings per share – basic	$0.48	$0.23
Earnings per share - diluted	$0.48	$0.23

	Three Months Ended June 30,
	2011	2010
Net income	$3,743,700	$1,917,410

Weighted average shares outstanding – basic	32,475,396	28,021,751
Effect of dilutive securities:	-	-
Weighted average shares outstanding – diluted	32,475,396	28,021,751

Earnings per share – basic	$0.12	$0.07
Earnings per share - diluted	$0.12	$0.07

R.	Segment Reporting

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

15 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

FASB ASC Topic 280 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.

S.	Research and Development

Research and development costs are primarily for the development of new drugs, nutritional and health supplement products. Research and development costs are expensed as incurred.

On January 20, 2009, the Company entered an agreement with Botany Medicine Research Center of Northeast Forestry University (“the University”) to develop certain new medicine and health supplemental products. The Company is responsible for funding the research and development (“R&D”) expense and project examination and registration fee of RMB 15,000,000 (or $2,195,000). According to the contract, upon successful completion of the research work by the University, the Company is required to pay 85% of the total expense to the University and will own the rights to the research findings. The Company is required to pay the remaining 15% upon successful registration and approval of the research findings from the State Food and Drug Administration and Department of Public Health of Heilongjiang Province. The Company is responsible for registration of the research findings and getting approval from related authorities. In case the registration application is not approved by the authorities, the Company will not be entitled to any refund of the amount it already paid and will not be required to pay the remaining 15% of RMB 2,300,000 (or $336,000). On June 30, 2009, the R&D of the new medicine and health supplemental products was completed successfully. During the term of the contract, the Company paid RMB 12,700,000 (or $1,859,000) to the University and obtained the ownership rights of the research findings. The Company is in the process of registering the research findings with the related authorities. The Company recorded the payment for the R&D project as R&D expense.

On March 20, 2010, the Company entered into a one-year contract with a professional R&D team to research and develop licorice flavonoids extraction technology for industrialization of use in therapeutics. The Company is responsible for all the research and development expense with the total payment expected to be approximately $2.95 million. As of December 31, 2010, the Company paid research and development expenses of approximately $2.54 million under this agreement and is committed to pay the remaining $0.41 million upon the successful development of the technology. The Company will own the research and development results and related intellectual property. During the second quarter of 2011, the Company did not make any payment on R&D.

16 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

T.	New Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

3.	Advances to Suppliers and Other Receivables

Advances to suppliers and other receivables at June 30, 2011 and December 31, 2010 were as follows:

	2011	2010
Prepaid IR expense	$77,500	$228,904
Advance to suppliers	4,434,072	9,401
Advance to employees and shareholders	249,668	-
Other	1,898	3,037
Total	$4,763,138	$241,342

17 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

4.	Inventory

Inventory at June 30, 2011 and December 31, 2010 was as follows:

	2011	2010
Raw materials	$150,128	$138,897
Packing materials	91,915	34,925
Finished goods	59,767	214,713
Total	$301,810	$388,535

5.	Property and Equipment, net

Property and equipment consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Building	$8,707,123	$8,508,466
Building improvements	962,587	940,625
Production equipment	2,520,427	2,444,801
Office furniture and equipment	225,460	219,916
Vehicles	130,037	127,070
	12,545,634	12,240,878
Less: Accumulated depreciation	(3,168,617)	(2,634,609)
	$9,377,017	$9,606,269

Depreciation for the six months ended June 30, 2011 and 2010 was $467,474 and $456,549, respectively.

Depreciation for the three months ended June 30, 2011 and 2010 was $232,201 and $227,582, respectively.

6.	Construction in Progress

At June 30, 2011, construction in progress consisted of the payment for constructing a manufacturing line for producing licorice flavonoids. Total estimated cost for the construction is approximately $.92 million; the Company spent approximately $0.85 million for the construction as of June 31, 2011, and was committed to pay approximately $0.07 million to complete the construction. The project was estimated to be completed at the end of 2010; however, due to increased material price and bad weather conditions, the Company agreed with the constructor to postpone the completion date to September 2011 and the Company will be responsible for paying additional costs if the costs run over-budget due to overall any price increases in China.

18 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

7.	Intangible Assets

Intangible assets consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Land use right	12,942,797	12,647,501
Goodwill arising from acquisition of Tianfang (Note 18)	3,779,074	3,692,853
Software and internet domain	8,478	8,285
	16,730,349	16,348,639
Less: Accumulated amortization	(751,963)	(593,973)
	15,978,386	15,754,666

All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants users a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis over 50 years.

Amortization for the six months ended June 30, 2011 and 2010 was $142,590 and $142,508, respectively. Amortization for the three months ended June 30, 2011 and 2010 was $71,751 and $68,308, respectively. Amortization for the next five years from June 30, 2011 is expected to be $288,000, $288,000, $287,000, $287,000 and $287,000, respectively.

8.	Related Party Transactions

Dues to Related Party

At June 30, 2011 and December 31, 2010, due to related party represented Company’s expenses of $0 and $25,669 paid by a related party company owned by one of the Company’s officers. This advance bears no interest and is payable upon demand.

19 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

9.	Major Customers and Vendors

There were no customers who accounted for over 10% of the Company’s total sales for the six and three months ended June 30, 2011 and 2010.

Three vendors provided 45% of the Company’s purchases of raw materials for the six months ended June 30, 2011.  Each vendor accounted for 18%, 17%, and 10% of the purchases. At June 30, 2011 the total payable balance due to these three vendors was $349,047.

Two vendors provided 38% of the Company’s purchases of raw materials for the three months ended June 30, 2011.  Each vendor accounted for 27%, and 11% of the purchases. The Company did not have accounts payable to these vendors at June 30, 2011.

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

On June 30, 2010, the Company entered into an agreement with a medicine manufacturing company for leasing them the use right of a product manufacturing technology and related workshop for a period of one year. The total lease payment was RMB 7 million ($1.06 million), RMB 4 million ($606,000) was for the technology use right and RMB 3 million ($454,000) was for the workshop rental. For 2010, RMB 3.5 million ($0.53 million) was recognized as other income, and RMB 3.5 million ($0.53 million) was recognized as unearned revenue as of December 31, 2010. During the six months ended June 30, 2011, the unearned revenue of RMB 3.5 million ($0.53 million) was recognized as other income.

11.	Taxes Payable

Taxes payable consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Income taxes	$1,969,607	$4,610,332
Value added taxes	751,481	1,477,018
Sales tax payable	69,653	26,424
Other	(1,750)	155,648
	$2,788,991	$6,269,422

20 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

12.	Other Payables and Accrued Expenses

Accrued expenses consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Sales commission	$605,970	$1,212,515
Payroll and welfare	-	18,563
Accrued expenses	14,489	145,076
Other payables	16,025	-
	$636,484	$1,376,154

13.	Deferred Tax Asset (Liability)

Deferred tax represented differences between the tax basis and book basis of property, equipment and land use right.

At June 30, 2011 and December 31, 2010, deferred tax asset (liability) consisted of the following:

	2011	2010
Deferred tax asset (net) on property and equipment for basis differences since acquisition of Heilongjiang Weikang and Tianfang – noncurrent	$289,370	$238,794
Deferred tax asset arising from the acquisition of Heilongjiang Weikang - noncurrent	31,252	30,539
Deferred tax liability arising from the acquisition of Tianfang - noncurrent	(3,821,333)	(3,734,148)
Deferred tax liability, net - noncurrent	$(3,500,711)	$(3,464,815)

14.	Income Taxes

Weikang and Sinary were incorporated in the US and have net operating losses (NOL) for income tax purposes. Weikang and Sinary had NOL carry forwards for income taxes $7,608,000 and $986,000 at June 30, 2011, respectively, which may be available to reduce future years’ taxable income as NOL; NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses are uncertain due to Weikang and Sinary’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

21 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

Heilongjiang Weikang and Tianfang are governed by the Income Tax Law of the PRC concerning the private enterprises that are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2011 and 2010:

	2011		2010
US statutory rates	34.0%		34.0%
Tax rate difference	(10.6	) %	(10.9	) %
Valuation allowance for US NOL	6.1%		7.1%
Tax per financial statements	29.5%		30.2%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended June 30, 2011 and 2010:

	2011		2010
US statutory rates	34.0%		34.0%
Tax rate difference	(12.9	) %	(11.8	) %
Valuation allowance for US NOL	15.2%		11.1%
Tax per financial statements	36.3%		33.3%

The provisions for income taxes for the six months ended June 2011 and 2010 consisted of the following:

	2011	2010
Income tax expense - current	$6,345,380	$2,845,632
Income tax benefit - deferred	(44,523)	(46,765)
Total income tax expenses	$6,300,857	$2,798,867

The provisions for income taxes for the three months ended June 2011 and 2010 consisted of the following:

	2011	2010
Income tax expense – current	$2,155,444	$980,689
Income tax benefit - deferred	(23,244)	(22,931)
Total income tax expenses	$2,132,200	$957,758

22 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

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

In connection with the Financing, the Company entered into an Investor Relations Escrow Agreement, pursuant to which the Company established an escrow account of $150,000 which may be allocated and released to investor relations firms for marketing purposes at the sole discretion of a representative of the Investors. The Company paid $150,000 to an IR firm for it to provide IR services over two years. For 2010, the Company recorded $71,096 as an IR expense. During the six months ended June 30, 2011, the Company recorded the remaining portion of $78,904 as an IR expense.

23 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

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

24 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

Private Placement in December 2010

In December, 2010, the Company sold in a series of private placement a total of 286,249 Units, each unit comprised (i) four shares of common stock,  (ii) a three-year warrant to purchase one share of common stock at an exercise price of $3.60 per share (the “Series C Warrant”), and (iii) a three-year warrant to purchase one share of common stock at an exercise price of $4.80 per share (The “Series D Warrant”),  for $2,747,973. The Company received net proceeds of $1,976,413. In connection with the Financing the Company paid the following: (i) $299,777 in placement agents’ fees, (ii) $150,000 to an Investment Relations escrow account, and (iii) $321,783 offering expenses, including legal fees, financing consultant fees and bank account management fees.

The Company recorded $72,500 and $8,500 as IR expense during the six and three months ended June 30, 2011, respectively.

The Series C and Series D Warrants described above which expire at December 2013 issued to the investors are immediately exercisable and have a term of three years. Such warrants may be exercised cashlessly in the event that there is no effective registration statement providing for the resale of the common stock. The exercise prices of the Warrants are subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.  Additionally, for a period of three years following the final closing of the private placement, anti-dilution protection shall be afforded the investors,  The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 2.76%; dividend yield – 0%; expected volatility – 100% and term of 3 years. The fair value of the Warrants was $974,322.

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

25 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
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

 Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Granted – series A warrants	386,028	3.00	3.00
Granted – series B warrants	386,028	5.00	3.00

Exercised
Forfeited
Outstanding at March 31, 2010	772,056	4.00	2.81
Exercisable at March 31, 2010	772,056	4.00	2.81

Exercised	-
Forfeited	-
Outstanding at June 30, 2010	772,056	4.00	2.56
Exercisable at June 30, 2010

Exercised	-
Forfeited	-
Outstanding at September 30, 2010	772,056	4.00	2.31
Exercisable at September 30, 2010	772,056	4.00	2.31

Granted – warrants to placement agents	93,232	2.40	3.00
Granted – series C warrants	286,249	3.60	3.00
Granted – series D warrants	286,249	4.80	3.00

Exercised	-
Forfeited	-
Outstanding at December 31, 2010	1,437,786	3.98	2.46
Exercisable at December 31, 2010	1,437,786	3.98	2.46

Granted – warrants to placement agents	75,000	2.40	3.00
Granted – series C warrants	234,582	3.60	3.00
Granted – series D warrants	234,582	4.80	3.00

Exercised	-
Forfeited	-
Outstanding at June 30, 2011	1,981,950	3.97	2.13
Exercisable at June 30, 2011	1,981,950	3.97	2.13

26 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

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

On January 20, 2010, the Company issued 180,000 shares to an IR firm for providing IR services for a period of two years; the stock was valued at $3.26 per share (stock price at grant date). In the first quarter of 2010, the Company recorded $586,800 as deferred compensation. During the six and three months ended June 30, 2011, the Company amortized $145,494 and $73,149 as stock-based compensation expense. During the six and three months ended June 30, 2010, $129,418 and 73,953 was recorded as stock-based compensation expense, respectively.

During the first quarter of 2010, the Company issued 20,000 shares to one employee with stock valued at $3.26 per share (stock price at grant date). The Company recorded $65,200 stock-based compensation expense for the shares issued to this employee.

On April 7, 2010, the Company issued 40,000 shares common stock as annual compensation to four independent directors of the Company with stock valued at $4.65 per share (stock price at grant date). The Company recorded $186,000 as deferred compensation and amortized $48,921 and $3,058 as stock-based compensation during six and three months ended June 30, 2011; amortized $43,315 for the six and three months ended June 30, 2010.

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

27 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

On November 18, 2010, the Company issued 29,167 shares common stock as compensation to a prior VP of the Company with stock valued at $3.20 per share (stock price at grant date). The Company recorded $93,334 as stock-based compensation during 2010.

On December 29, 2010, the Company issued 25,000 shares common stock as compensation to an IR company for a one-year investor relation service with stock valued at $2.90 per share (stock price at grant date). In the fourth quarter of 2010, the Company recorded $72,500 as deferred compensation, which was amortized over 12 months. For the six and three months ended June 30, 2011, the Company recorded $35,952 and $18,075 as stock-based compensation.

In connection with the December 2010 financing, the Company also issued 200,000 shares to a consulting company for a 3-months business consulting services agreement with Far East Strategies, LLC.  The stock was valued at $2.44 per share (stock price at grant date). In the fourth quarter of 2010, the Company recorded $488,000 as deferred compensation, which was amortized over 3 months. The amortization expense for this consulting expense $488,000 was fully expensed during the six months ended June 30, 2011.

On November 11, 2010, the Company issued 80,000 shares to a consultant as a one month consulting service. The stock was valued at $3.20 per share (stock price at grant date). During the six months ended June 30, 2011, the Company fully expensed $256,000 as stock-based compensation.

According to an IR agreement, the Company issued 5,000 shares to an IR firm on January 20, 2011 and January 24, 2011, respectively. The stock was valued at $3.35 and $3.90 per share (stock price at grant date). During the six months ended June 30, 2011, the Company fully expensed $36,250 as stock-based compensation.

On April 2, 2011, the Company issued 1,500,000 shares to a consultant for three months consulting service. The stock was valued at $1.60 per share (stock price at grant date). During the three months ended June 30, 2011, the Company recorded $2,373,611 as stock-based compensation.

28 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

Option to consultants

On October 4, 2010, the Company granted stock options to its legal counsel to acquire 20,000 shares of the Company’s common stock, at $2.70 per share, vested immediately with a life of 3 years. The options were vested in the grant date. The fair value of the options was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date fair value of options was $35,132. The Company recorded $35,132 as stock-based compensation during 2010. The weighted remaining contractual term for the option was 2.26 years at June 30, 2011.

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

Common Welfare Fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income to this fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The Company did not contribute to this fund.

29 of 30

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

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

30 of 30

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

On January 20, 2010, the Company entered into Subscription Agreements to sell "accredited" investors (or "the Investors") an aggregate of 1,470,588 shares of Company common stock at $1.70 per share. The Company raised $2,500,000 in gross proceeds and received net proceeds of $2,047,500. The Investors received one Series A Warrant and one Series B Warrant for every $8.00 invested in the Company under the Purchase Agreement. Series A Warrants grant the holder the right to purchase shares of Common Stock at $3.00 per share. Series B Warrants grant the holder the right to purchase shares of Common Stock at $5.00 per share. In connection with the private placement, the company filed a registration statement on Form S-1, as amended, covering 2,095,588 shares of common stock, including shares of common stock issuable upon the exercise of warrants, of which (i) the Class A warrants are exercisable for an aggregate of 312,500 shares at $3.00 per share, and (ii) the Class B warrants are exercisable for an aggregate of 312,500 shares at $5.00 per share, all warrant exercise prices are subject to certain adjustments. The registration statement was declared effective on April 21, 2010.

In and around December 2010 and January 2011, the Company sold in a series of private placements 520,831 Units, each unit comprised (i) four shares of Common Stock, (ii) a three-year warrant to purchase one share of Common Stock at $3.60 per share ("Series C Warrant"), and (iii) a three-year warrant to purchase one share of Common Stock at $4.80 per share ("Series D Warrant"), for an aggregate purchase price of $4,999,973.60. In connection with the private placements, the company filed a registration statement, covering the 3,293,219 shares of common stock, including 2,083,325 shares of Common Stock, 520,831 shares of Common Stock issuable upon the exercise of Series C Warrants, 520,831 shares of Common Stock issuable upon the exercise of Series D Warrants and 168,232 shares of Common Stock issuable upon the exercise of warrants issued to the placement agents. It was declared effective on February 18, 2011.

We, through Sinary, and indirectly through Heilongjiang Weikang and Tianfang, manufactures and distributes a series of health supplements under the trademark "Rongrun". The "Rongrun" line of products presently includes: (1) Rongrun Youth Keeping Capsules, (2) Rongrun Energy Keeping Capsules, (3) Rongrun Vitamin Sugar Capsules, (4) Rongrun Intestine Cleansing Capsules, (5) Rongrun Artery Cleansing Capsules, (6) Rongrun Royal Jelly Extract, (7) Rongrun Kidney Boost Tonic, (8) Sha Bai Shuanghuai, (9) Gouqi Xi Pu, (10) Rongrun Perilla Seed, (11) Rongrun Yangshen Dan, (12) Rongrun Forest Frog Oil Soft Capsule, (13)Ferrous Fumarate Granule, (14)Eucommia Ulmoides Oliv Granule, (15)Bushen Qiangshen Tablet, (16)Tinidazole Vaginal Effervescent Tablet, (17)Ranitidine Hydrochloride Capsule.

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

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (or RMB). For financial reporting purposes, RMB were translated into US dollars (or USD) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses SFAS No 130, “Reporting Comprehensive Income”, codified in FASB ASC Topic 220. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010

The following table summarizes our results of operations for the three months ended June 30, 2011. The table and the discussion below should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,
	2011		2010
Net sales	$17,064,833		$10,493,659
Cost of goods sold	6,860,780	40%	4,374,061	42%
Gross profit	10,204,053	60%	6,119,598	58%
Operating expenses	4,645,309	27%	3,263,153	31%
Income from operations	5,558,744	33%	2,856,445	27%
Other income, net	317,156	2%	18,723	0%
Income taxes	2,132,200	13%	957,758	9%
Net income	$3,743,700	22%	$1,917,410	18%

Net sales. During the three months ended June 30, 2011, we had net sales of $17.06 million, compared to $10.49 million for the comparable period of 2010, an increase of $6.57 million or 63%.  The increase in sales was primarily a result of 1) launching the production and sales of new products from the third quarter of 2010, which brought us approximately $4.16 million sales during the second quarter of 2011; 2) increasing average selling price of certain products which resulted in increased sales by $1.39 million.

A break-down of our sales by major product line for each of the three months ended June 30, 2011 and 2010 is as follows:

	For the Three Months Ended June 30,
	2011			2010
Product Category*	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales
Rongrun Youth Keeping Capsules				48,500	486,002.68	4.63%
Rongrun Energy Keeping Capsules	59,970	583,412.12	3.42%	42,800	482,996.48	4.60%
Rongrun Vitamin Sugar Capsules	66,570	621,275.53	3.64%	52,700	528,089.52	5.03%
Rongrun Intestine Cleansing Capsules	63,850	592,667.62	3.47%	49,000	491,013.02	4.68%
Rongrun Artery Cleansing Capsules	63,120	600,766.18	3.52%	50,700	508,048.17	4.84%
Rongrun Royal Jelly Extract	66,520	620,749.65	3.64%	59,400	595,228.03	5.67%
Rongrun Kidney Boost Tonic	218,600	976,730.8	5.72%	208,600	522,578.14	4.98%
Sha Bai Shuanghuai	28,190	539,886.28	3.16%
Gouqi Xi Pu	28,174	539,534.99	3.16%
Rongrun Perilla Seed	10,470	371,653.08	2.18%
Rongrun Yangshen Dan	85,290	549,220.66	3.22%
Rongrun Forest Frog Oil Soft Capsule	11,520	310,480	1.82%
HaGe Jiao Lan	24,366	534,968.24	3.13%
Ferrous FumarateGranule	1,265,629	12,557,684.79	11.32%	1,558,300	1,899,611.77	18.10%
Eucommia Ulmoides Oliv Granule	1,178,823	2,153,082.04	12.62%	1,567,400	2,196,784.74	20.93%
Bushen Qiangshen Tablet	1,399,808	1,656,645.14	9.71%	728,400	894,134.71	8.52%
Tinidazole Vaginal Effervescent Tablet	1,221,344	1,671,684.91	9.80%	1,661,200	1,720,795.22	16.40%
Ranitidine Hydrochloride Capsule	3,203,506	1,780,009.21	10.43%	814,687	168,376.58	1.60%

Shouwu Long Life	488,324	597,060.46	3.50%
LysozymeBuccal	485,135	433,709.38	2.54%

Total	9,969,209	17,064,832.93		6,847,087	10,493,659.05

Cost of goods sold. Cost of goods sold increased $2.49 million or 57%, from $4.37 million in the three months ended June 30, 2010 to $6.86 million for the comparable period of 2011. The cost of goods sold as a percentage of sales for the three months ended June 30, 2011, was 40% compared to 42% for the same period of 2010, which was attributable to decreased cost of goods sold by Tianfang, from 45.26% to 41.88% of sales; the cost of goods sold for Heilongjiang Weikang was 39.09% of its sales, an increase of 3.52% when compared with the second quarter of 2010. The decrease in cost of goods sold for Tianfang was mainly due to our continuous efforts on cost control, including the implementation of strict cost control procedures for purchasing, manufacturing, storage and transportation and the minimization of the labor costs, despite increased price on raw material. The increase in cost of goods sold for Heilongjiang Weikang was mainly due to the increased cost of raw material. In addition, due to increased economy of scale, we increased our production volume significantly while keeping our fixed costs relatively constant.

Gross profit. Gross profit was $10.20 million for the three months ended June 30, 2011, compared to $6.12 million for the comparable period of 2010, or gross margin of 60% and 58% of sales, respectively. The increase in our gross profit margin in 2011 was mainly due to increased sales prices and sales volume while the costs remain constant.

Operating expenses. Total operating expenses were $4.65 million for the three months ended June 30, 2011 compared to $3.26 million for the three months ended June 30, 2010, an increase of $1.39 million or 42%. This increase in operating expenses was mainly attributable to the increased marketing expenses and travelling expenses for promoting activities and enhancing the Company’s image to end users by a series of commercial advertisements, the increased freight resulted from the increased sales, and stock related compensation expenses of $2.47 million for stocks issued to financial and investor relations consultants which were non-cash expenses.  Operating expenses as a percentage of sales were 27% for the three months ended June 30, 2011 compared to 31% for the same period of 2010. The decrease of operating expenses as a percentage of sales was mainly due to significant increase in sales while keeping the administrative expense relatively constant due to economy of scale.

Net other income. Net other income was $0.32 million in the three months ended June 30, 2011 compared to $0.02 million in the three months ended June 30, 2010.  Other income during the three months ended June 30, 2011 mainly consisted of income from leasing a workshop and licensing the right to use our technology for manufacturing royal jelly; while in the same period of 2010, other income mainly consisted of interest income of $20,000.

Net income. Our net income for the three months ended June 30, 2011 was $3.74 million compared to $1.92 million for the three months ended June 30, 2010, an increase of $1.82 million or 95.25%.  The increase was mainly attributed to increased net sales. Our management believes net income will increase as we continue to offer products of better quality and greater variety and continue to improve our manufacturing efficiency.

We do not believe inflation had a significant negative impact on our results of operations during the six months ended June 30, 2011.

Comparison of the Six Months Ended June 30, 2011 and 2010

The following table summarizes our results of operations for the six months ended June 30, 2011 and 2010. The table and the discussion below should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

	Six Months Ended June 30,
	2011		2010
Net sales	$45,222,922		$24,452,199
Cost of goods sold	17,347,213	38%	10,014,363	41%
Gross profit	27,875,709	62%	14,437,836	59%
Operating expenses	7,158,362	16%	5,214,591	21%
Income from operations	20,717,347	46%	9,223,245	38%
Other income, net	633,271	1%	34,477	0%
Income taxes	6,300,857	14%	2,798,867	11%
Net income	$15,049,761	33%	$6,458,855	26%

Net sales. Net sales for the six months ended June 30, 2011 were $45.22 million, compared to $24.45 million for the six months ended June 30, 2010, an increase of $20.77 million or 85%.  The increase in sales was primarily a result of 1) launching the production and sales of new products since the third quarter of 2010, which brought us approximately $14.70 million sales during the first half of 2011; 2) increasing the average selling price of certain products which resulted in increased sales by $4.56 million; 3) a six-month promotion plan starting from the fourth quarter of 2010 to the end of first quarter of 2011, which is the peak season for sales of health care products in the PRC due to the Chinese New Year Holiday and Chinese tradition of having tonic in Winter, which brought us 29% of total sales.   We believe our sales will continue to grow as we develop new products to satisfy our consumers and continue to improve the quality of our existing products.

A break-down of our sales by major product line for each of the six months ended June 30, 2011 and 2010 is as follows:

	For the Six Months Ended June 30,
	2011			2010
Product Category*	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales
Rongrun Youth Keeping Capsules				104,900	1,050,906.87	4.%
Rongrun Energy Keeping Capsules	164,090	1,668,241.85	3.69%	136,760	1,370,086.02	6%
Rongrun Vitamin Sugar Capsules	177,560	1,655,279.76	3.66%	141,830	1,420,878.18	6%
Rongrun Intestine Cleansing Capsules	162,120	1,777,687.88	3.93%	135,360	1,356,060.57	6%
Rongrun Artery Cleansing Capsules	164,350	1,616,288.96	3.57%	137,480	1,377,299.11	6%
Rongrun Royal Jelly Extract	170,320	1,702,006.00	3.76%	141,570	1,418,273.46	6%
Rongrun Kidney Boost Tonic	551,400	3,017,094.67	6.67.%	259,360	649,578.66	3%
Sha Bai Shuanghuai	72,680	1,627,457.00	3.60%
Gouqi Xi Pu	72,784	2,103,464.92	4.65%
Rongrun Perilla Seed	45,410	1,260,844.15	2.79%
Rongrun Yangshen Dan	230,510	1,602,059.41	3.54%
Rongrun Forest Frog Oil Soft Capsule	47,070	1,757,890.64	3.89%
HaGe Jiao Lan	34,366	749,909.41	1.66%
Ferrous FumarateGranule	3,151,229	5,058,242.65	11.19%	3,724,791	4,560,834.73	18%
Eucommia Ulmoides Oliv Granule	2,292,683	4,371,813.49	9.67.%	3,635,787	5,113,181.52	21%
Bushen Qiangshen Tablet	3,616,478	4,485,024.72	9.92%	1,652,036	2,027,407.69	8%
Tinidazole Vaginal Effervescent Tablet	3,265,564	4,562,803.02	10.09%	3,658,473	3,752,444.23	15%
Ranitidine Hydrochloride Capsule	6,634,456	3,751,695.49	8.30%	1,719,289	355,247.95	1%
Shouwu Long Life	1,166,324	1,417,312.15	3.13%
LysozymeBuccal	1,165,135	1,035,257.80	2.29%
Processing Fee		2,547.99	0.01%
Total	23,184,529	45,222,921.96		15,447,636	24,452,199.01

Cost of goods sold. Cost of goods sold increased $7.34 million or 73%, from $10.01 million for the six months ended June 30, 2010 to $17.35 million for the comparable period of 2011. The cost of goods sold as a percentage of sales for the six months ended June 30, 2011, was 38% compared to 41% for the same period of 2010, which was attributable to decreased cost of goods sold by Tianfang, from 47.11% to 42.20% of sales; the cost of goods sold for Heilongjiang Weikang was 33.76% of its sales, an increase of 4.06% when compared with the same period of 2010.  The decrease in cost of goods sold for Tianfang was mainly due to our continuous efforts to control costs, including the implementation of strict cost control procedures for purchasing, manufacturing, storage and transportation and the minimization of the labor costs, despite increased price on raw material. The increase in cost of goods sold for Heilongjiang Weikang was mainly due to the increased cost of raw material.  In addition, due to increased economies scale, we increased our production volume significantly while keeping our  fixed costs relatively constant.

Gross profit. Gross profit was $27.88 million for the six months ended June 30, 2011, compared to $14.44 million for the comparable period of 2010, our gross margin was 62% and 59% of sales for the six months ended June 30, 2011 and June 30, 2010, respectively. The increase in our gross profit margin in 2011 was mainly due to increased sales prices and sales volume while the costs remain constant.

Operating expenses. Total operating expenses were $7.16 million for the six months ended June 30, 2011 compared to $5.21 million for the same period of 2010, an increase of $1.95 million or 37%. This increase in operating expenses was mainly attributable to the increased marketing expenses and travelling expense for promoting activities and enhancing the Company’s image to end users by a series of commercial advertisements, the increased freight resulted from the increased sales, and stock related compensation expenses of $3.38 million for stocks issued to financial and investor relations consultants which were non-cash expenses.  Operating expenses as a percentage of sales were 16% for the six months ended June 30, 2011 compared to 21% for the same period of 2010. The decrease of operating expenses as a percentage of sales was mainly due to significant increase in sales while keeping the administrative expense relatively constant due to economy of scale.

Net other income. Net other income was $0.63 million in the six months ended June 30, 2011 compared to $0.03 million in the comparable period of 2010.  Other income for the six months ended June 30, 2011 mainly consisted of lease income of $0.53 million from leasing a workshop and income of $0.13 million from licensing the right to use our technology for manufacturing royal jelly; while in the same period of 2010, other income mainly consisted of interest income of $36,000.

Net income. Net income for the six months ended June 30, 2011 was $15.05 million compared to $6.46 million for the same period of 2010, an increase of $8.59 million or 133%.  The increase was mainly attributed to increased net sales. Our management believes net income will increase as we continue to offer products of better quality and greater variety and continue to improve our manufacturing efficiency.

We do not believe inflation had a significant negative impact on our results of operations during the second quarter of 2011.

Liquidity and Capital Resources

At June 30, 2011, the Company had cash and equivalents of $61.60 million, other current assets of $8.13 million, and current liabilities of $4.02 million. In addition, at June 30, 2011, working capital was $65.71 million and the ratio of current assets to current liabilities was 17.34-to-1.

The following is a summary of cash provided by or used in each of the indicated types of activities during six months ended June 30, 2011 and 2010, respectively:

	2011	2010
Cash provided by (used in):
Operating Activities	$8,384,019	$7,232,874
Investing Activities	$(167,229)	$(453,446)
Financing Activities	$1,750,173	$2,222,408

Net cash provided by operating activities was $8.38 million for the six months ended June 30, 2011, compared to $7.23 million for the same period of 2010. The increase in net cash inflow from operating activities was mainly due to a significant increase in our net income, slower payments to accounts payable, despite slower collection on accounts receivable, prepayments made to suppliers and payment of income taxes during the period.

Net cash used in investing activities was $167,229 for the six months ended June 30, 2011, compared to cash used in investing activities was $453,446 for the six months ended June 30, 2010.  The cash outflow during the six months of 2011 was mainly due to construction of a new workshop and acquisition of equipment.

Net cash provided by financing activities was $1.75 million for the six months ended June 30, 2011 compared to $2.22 million cash inflow for the comparable period of 2010. The cash inflow in financing activities during the first six months of 2011 mainly consisted of proceeds of $2.02 million from stocks issued in a private placement, partially offset by $0.27 million repayment to shareholders and related party. The net cash inflow in financing activities during the six months of 2010 mainly consisted of proceeds of $2.2 million from stocks issued in another private placement.

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

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2011.  Based on that evaluation, our Chief Executive Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A.	Risk Factors.

N/A.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

On April 2, 2011, the Company issued 1,500,000 restricted shares of common stock to Botian Li, a consultant for his business and technical consulting services rendered. The shares were valued at $1.60 per share.

The issuance of the foregoing securities was exempt from registration pursuant to Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

* The Exhibits attached to this report shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIKANG BIO-TECHNOLOGY GROUP COMPANY, INC.

Dated: August 15, 2011	By:	/s/ Yin Wang
Yin Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Baolin Sun
Baolin Sun
Chief Financial Officer
(Principal Accounting & Financial Officer)