Form 10-Q/A
period 2011-06-30
WEIKANG BIO-TECHNOLOGY GROUP CO., INC.
filed 2011-09-01
CIK 1484042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,991,880 shares of common stock, $.00001 par value, were outstanding as of August 11, 2011.

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), to revise the number of shares of our common stock outstanding as of August 11, 2011 and to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibits 101 to this report provide the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

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

** Attached as Exhibits 101 to this Amendment No. 1 to the Form 10-Q are the following financial statements from the Company’s Form 10-Q for the quarterly period ended June 30, 2011 formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these unaudited condensed consolidated financial statements tagged as blocks of text.

The XBRL related information in Exhibits 101 to this Amendment No. 1 to the Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIKANG BIO-TECHNOLOGY GROUP COMPANY, INC.

Dated: September 1, 2011	By:	/s/ Yin Wang
Yin Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Baolin Sun
Baolin Sun
Chief Financial Officer
(Principal Accounting & Financial Officer)