Form 10-Q
period 2011-09-30
WEIKANG BIO-TECHNOLOGY GROUP CO., INC.
filed 2011-11-21
CIK 1484042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,391,880 shares of common stock, $.00001 par value, were outstanding as of November 18, 2011.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Weikang Bio-Technology Group Co., Inc.

Unaudited Consolidated Financial Statements

September 30, 2011 and December 31, 2010

(Stated in US Dollars)

Weikang Bio-Technology Group Co., Inc.
Table of Contents

Report of Independent Registered Public Accounting Firm	5

Consolidated Balance Sheets	6-7

Consolidated Statements of Income	8

Consolidated Statements of Cash Flows	9

Notes to Consolidated Financial Statements	10-28

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:          The Board of Directors and Stockholders of
Weikang Bio-Technology Group Co., Inc.

We have reviewed the accompanying interim consolidated balance Sheets of Weikang Bio-Technology Group Co., Inc. (“the Company”) as of September 30, 2011 and December 31, 2010, and the related statements of income, stockholders’ equity, and cash flows for the three and nine month periods ended September 30, 2011 and 2010. The consolidated financial statements as of and for the year ended December 31, 2010 was audited by another registered independent public accounting firm whose report dated March 11, 2011 was unqualified. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
November 1, 2011	Certified Public Accountants

Weikang Bio-Technology Group Co., Inc.
Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

	September 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash & equivalents	$51,477,841	$50,363,812
Account receivable	6,510,091	652,167
Advances to suppliers and other receivables	5,256,546	241,342
Inventory	311,405	388,535
Deferred compensation	-	902,226

Total current assets	63,555,883	52,548,082

NONCURRENT ASSETS
Deferred compensation-noncurrent	-	16,077
Property and equipment, net	24,423,142	9,606,269
Construction in progress	865,474	683,830
Intangible assets	16,198,492	15,754,666

Total noncurrent assets	41,487,108	26,060,842
TOTAL ASSETS	$105,042,991	$78,608,924

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$14,607	$14,204
Unearned revenue	-	528,485
Taxes payable	3,234,860	6,269,422
Accrued expenses and other payables	651,613	1,376,154
Due to related party	-	25,669

Total current liabilities	3,901,080	8,213,934

CONTINGENCIES

DEFERRED TAX LIABILITY, NET	3,540,317	3,464,815

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.
Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

	September 30, 2011	December 31, 2010
STOCKHOLDERS' EQUITY
Common stock, $.00001 par value; authorized shares 100,000,000; issued and outstanding shares 34,391,880 and 29,963,551 at September 30, 2011 and December 31, 2010, respectively	343	300
Additional paid in capital	28,544,708	17,530,601
Statutory reserve	2,431,927	2,431,927
Accumulated other comprehensive income	5,955,344	2,524,566
Retained earnings	60,669,272	44,442,781

Total stockholders' equity	97,601,594	66,930,175

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$105,042,991	$78,608,924

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.
Consolidated Statements of Income and Comprehensive Income
For the nine and three months ended September 30, 2011 and 2010
(Stated in US Dollars)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
	(UNAUDITED)		(UNAUDITED)

Net sales	$64,627,022	$41,878,410	$19,404,100	$17,426,211
Cost of goods sold	25,902,325	16,976,845	8,555,112	6,962,482

Gross profit	38,724,697	24,901,565	10,848,988	10,463,729

Operating expenses
Selling	3,406,809	2,416,638	815,770	622,337
General and administrative	11,140,069	3,373,023	6,572,746	755,640
Research and development	12,639	1,760,631	12,639	957,724

Total operating expenses	14,559,517	7,550,292	7,401,155	2,335,701

Income from operations	24,165,180	17,351,273	3,447,833	8,128,028

Non-operating income (expenses)
Interest income	206,287	53,054	80,087	16,864
Other income	538,669	246,776	3,591	246,582
Other expenses	(1,382)	(1,947)	26,625	(40)

Total non-operating income, net	743,574	297,883	110,303	263,406

Income before income tax	24,908,754	17,649,156	3,558,136	8,391,434
Income tax	8,682,260	5,124,858	2,381,403	2,325,991

Net income	16,226,494	12,524,298	1,176,733	6,065,443

Other comprehensive income
Foreign currency translation gain	3,430,779	868,889	1,682,001	646,247

Comprehensive Income	$19,657,273	$13,393,187	$2,858,734	$6,711,690

Basic weighted average shares outstanding	32,401,606	27,814,024	34,008,184	28,052,649

Diluted weighted average shares outstanding	32,401,606	27,814,024	34,008,184	28,052,649

Basic earnings per share	$0.50	$0.45	$0.03	$0.22

Diluted earnings per share	$0.50	$0.45	$0.03	$0.22

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,226,494	$12,524,298
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	914,421	894,867
Stock compensation	9,256,210	192,400
Deferred compensation	-	2,086,567
Changes in deferred tax	(68,961)	(150,571)
(Increase) decrease in current assets:
Accounts receivable	(5,702,481)	(910,677)
Advances to suppliers and other receivables	(4,258,134)	(106,552)
Inventory	91,451	(72,491)
Increase (decrease) in current liabilities:
Accounts payable	(191)	1,112
Unearned revenue	(538,669)	759,546
Accrued expenses and other payables	(765,182)	226,886
Taxes payable	(3,226,362)	882,460

Net cash provided by operating activities	11,928,596	16,327,845

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(149,473)	(468,480)
Acquisition of property & equipment	(14,794,922)	(14,351)

Net cash used in investing activities	(14,944,395)	(482,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from shares issued	2,016,900	2,197,500
Changes in due from shareholder	1,702	-
Changes in due from related party	-	24,975

Net cash provided by financing activities	2,018,602	2,222,475

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	2,111,226	501,993

INCREASE IN CASH & EQUIVALENTS	1,114,029	18,569,482

CASH & EQUIVALENTS, BEGINNING OF PERIOD	50,363,812	11,380,019

CASH & EQUIVALENTS, END OF PERIOD	$51,477,841	$29,949,501

Supplemental Cash flow data:
Income tax paid	$10,942,323	$5,355,503
Interest paid	$-	$-

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

 Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine months ended September 30, 2011 and 2010
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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

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

The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2010 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

2.	Summary of Significant Accounting Policies

A.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sinary, and the results of operations of Weikang, Sinary’s wholly-owned subsidiary; and Tianfang. All significant inter-company accounts and transactions were eliminated in consolidation.

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

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

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on management’s analysis noted above, the Company made allowance for bad debts of $342,636 and $0 at September 30, 2011 and December 31, 2011, respectively.

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

H.	Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets with finite lives in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows. Fair value is generally determined by the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2011 and December 31, 2010, there were no significant impairments of its long-lived assets.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expenses and penalties are classified in selling, general and administrative expenses in the statements of income. At September 30, 2011 and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

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

Sales returns and allowances was $0 for the nine months ended September 30, 2011 and 2010. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

K.	Cost of Goods Sold

Cost of goods sold consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventory to the lower of cost or market is also recorded in cost of goods sold.

L.	Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the PRC and the US. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the US. Balances at financial institutions within the PRC are not covered by insurance. As of September 30, 2011 and December 31, 2010, the Company had approximately $0 and $144,000 deposits in the bank located in US which was in excess of federally insured limits; the Company had $51,324,055 and $49,969,700 deposits in the banks in China, respectively. The Company’s financial institutions in China are reputable banks and majority owned by the Chinese government. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

N.	Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of September 30, 2011 and December 31, 2010, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the nine months ended September 30, 2011 and 2010 included net income and foreign currency translation adjustments.

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

P.	Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718 and 505, “Share Based Payment”. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Q.	Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the nine months ended September 30, 2011, there were no dilutive shares outstanding due to anti-dilutive feature. The following table presents a reconciliation of basic and diluted earnings per share for the nine and three months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Net income	$16,226,494	$12,524,298

Weighted average shares outstanding – basic	32,401,606	27,814,024
Effect of dilutive securities:	-	-
Weighted average shares outstanding – diluted	32,401,606	27,814,024

Earnings per share – basic	$0.50	$0.45
Earnings per share - diluted	$0.50	$0.45

	Three Months Ended September 30,
	2011	2010
Net income	$1,176,733	$6,065,443

Weighted average shares outstanding – basic	34,008,184	28,052,649
Effect of dilutive securities:	-	-
Weighted average shares outstanding – diluted	34,008,184	28,052,649

Earnings per share – basic	$0.03	$0.22
Earnings per share - diluted	$0.03	$0.22

R.	Segment Reporting

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine months ended September 30, 2011 and 2010
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

On March 20, 2010, the Company entered into a one-year contract with a professional R&D team to research and develop licorice flavonoids extraction technology for industrialization of use in therapeutics. The Company is responsible for all the research and development expense with the total payment expected to be approximately $2.95 million. As of December 31, 2010, the Company paid research and development expenses of approximately $2.54 million under this agreement and is committed to pay the remaining $0.41 million upon the successful development of the technology. The Company will own the research and development results and related intellectual property..

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

3.	Accounts Receivable

	9/30/2011	12/31/2010
Accounts receivable	$6,852,727	$652,167
Less: Allowance for doubtful accounts	(342,636)	-
	$6,510,091	$652,167

Allowance for bad debt:	9/30/2011	12/31/2010
Beginning balance	$-	$-
Additions to allowance	(342,636)	-
Ending balance	$(342,636)	$-

The Company offers credit terms of between 30 to 60 days to most of their customers.

4.	Advances to Suppliers and Other Receivables

Advances to suppliers and other receivables at September 30, 2011 and December 31, 2010 were as follows:

	2011	2010
Prepaid IR expense	$400,577	$228,904
Advance to suppliers	4,518,257	9,401
Other	1,449	3,037
Total	$4,920,283	$241,342

5.	Inventory

Inventory at September 30, 2011 and December 31, 2010 was as follows:

	2011	2010
Raw materials	$108,823	$138,897
Packing materials	108,576	34,925
Finished goods	94,006	214,713
Total	$311,405	$388,535

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

6.	Property and Equipment, net

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Building	$23,973,472	$8,508,466
Building improvements	980,263	940,625
Production equipment	2,567,384	2,444,801
Office furniture and equipment	230,084	219,916
Vehicles	132,424	127,070
	27,883,627	12,240,878
Less: Accumulated depreciation	(3,460,485)	(2,634,609)
	$24,423,142	$9,606,269

During the period ended September 30, 2011, the Company purchased an office building for RMB 96,000,000 for sales and operations purposes.

Depreciation for the nine months ended September 30, 2011 and 2010 was $847,978 and $683,465, respectively. Depreciation for the three months ended September 30, 2011 and 2010 was $380,504 and $225,657, respectively.

7.	Construction in Progress

At September 30, 2011, construction in progress consisted of the payment for constructing a manufacturing line for producing licorice flavonoids. The construction was completed at the end of September 30, 2011. However, the manufacturing line is in the process of final inspection before put in use.

8.	Intangible Assets

Intangible assets consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Land use right	$13,180,476	$12,647,501
Goodwill arising from acquisition of Tianfang (Note 18)	3,842,233	3,692,853
Software and internet domain	8,634	8,285
	17,031,343	16,348,639
Less: Accumulated amortization	(832,851)	(593,973)
	$16,198,492	$15,754,666

All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants users a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis over 50 years.

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

Amortization for the nine months ended September 30, 2011 and 2010 was $215,256 and $211,400, respectively. Amortization for the three months ended September 30, 2011 and 2010 was $72,666 and $68,500, respectively. Amortization for the next five years from September 30, 2011 is expected to be $288,000, $288,000, $287,000, $287,000 and $287,000, respectively.

9.	Related Party Transactions

Dues to Related Party

At September 30, 2011 and December 31, 2010, due to related party represented Company’s expenses of $0 and $25,669 paid by a related party company owned by one of the Company’s officers. This advance bears no interest and is payable upon demand.

10.	Major Customers and Vendors

There were no customers who accounted for over 10% of the Company’s total sales for the nine and three months ended September 30, 2011 and 2010.

One vendor provided 24% of the Company’s purchases of raw materials for the nine months ended September 30, 2011.  At September 30, 2011, the total payable balance due to this vendor was $0.

One vendor provided 26% of the Company’s purchases of raw materials for the three months ended September 30, 2011.  The Company did not have accounts payable to these vendors at September 30, 2011.

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

11.	Unearned Revenue

On June 30, 2010, the Company entered into an agreement with a medicine manufacturing company for leasing them the use right of a product manufacturing technology and related workshop for a period of one year. The total lease payment was RMB 7 million ($1.06 million), RMB 4 million ($606,000) was for the technology use right and RMB 3 million ($454,000) was for the workshop rental. For 2010, RMB 3.5 million ($0.53 million) was recognized as other income, and RMB 3.5 million ($0.53 million) was recognized as unearned revenue as of December 31, 2010. During the nine months ended September 30, 2011, the unearned revenue of RMB 3.5 million ($0.54 million) was recognized as other income.

12.	Taxes Payable

Taxes payable consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Income taxes	$2,501,820	$4,610,332
Value added taxes	627,733	1,477,018
Sales tax payable	55,076	26,424
Other	50,231	155,648
	$3,234,860	$6,269,422

 Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

13.	Other Payables and Accrued Expenses

Accrued expenses consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Sales commission	$6,039	$1,212,515
Promotion	617,099
Payroll and welfare	9,205	18,563
Accrued expenses	13,549	145,076
Other payables	5,721	-
	$651,613	$1,376,154

14.	Deferred Tax Asset (Liability)

Deferred tax represented differences between the tax basis and book basis of property, equipment and land use right.

At September 30, 2011 and December 31, 2010, deferred tax asset (liability) consisted of the following:

	2011	2010
Deferred tax asset (net) on property and equipment for basis differences since acquisition of Heilongjiang Weikang and Tianfang – noncurrent	$319,365	$238,794
Deferred tax asset arising from the acquisition of Heilongjiang Weikang - noncurrent	31,825	30,539
Deferred tax liability arising from the acquisition of Tianfang - noncurrent	(3,891,507)	(3,734,148)
Deferred tax liability, net - noncurrent	$(3,540,317)	$(3,464,815)

15.	Income Taxes

Weikang and Sinary were incorporated in the US and have net operating losses (NOL) for income tax purposes. Weikang and Sinary had NOL carry forwards for income taxes $13,480,000 and $1,084,000 at September 30, 2011, respectively, which may be available to reduce future years’ taxable income as NOL; NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses is uncertain due to Weikang and Sinary’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Heilongjiang Weikang and Tianfang are governed by the Income Tax Law of the PRC concerning the private enterprises that are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2011 and 2010:

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(12.5)%	(10.3)%

Valuation allowance for US NOL	13.3%	4.7%

Non-tax deductible expenses	-%	0.6%
Other	0.1%	-%
Tax per financial statements	34.9%	29.0%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(24.1)%	(9.6)%
Valuation allowance for US NOL	57.0%	2.1%
Non-tax deductible expenses	-%	1.2% %

Tax per financial statements	66.9%	27.7%

The provisions for income taxes for the nine months ended September 2011 and 2010 consisted of the following:

	2011	2010
Income tax expense - current	$8,751,221	$5,192,188
Income tax benefit - deferred	(68,961)	(67,330)
Total income tax expenses	$8,682,260	$5,124,858

The provisions for income taxes for the three months ended September 2011 and 2010 consisted of the following:

	2011	2010
Income tax expense – current	$2,405,840	$2,346,556
Income tax benefit - deferred	(24,437)	(20,565)
Total income tax expenses	$2,381,403	$2,325,991

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine months ended September 30, 2011 and 2010
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

The Company recorded $72,500 and $0 as IR expense during the nine and three months ended September 30, 2011, respectively.

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Granted – series A warrants	386,028	3.00	3.00
Granted – series B warrants	386,028	5.00	3.00

Exercised
Forfeited
Outstanding at March 31, 2010	772,056	4.00	2.81
Exercisable at March 31, 2010	772,056	4.00	2.81

Exercised	-
Forfeited	-
Outstanding at June 30, 2010	772,056	4.00	2.56
Exercisable at June 30, 2010

Exercised	-
Forfeited	-
Outstanding at September 30, 2010	772,056	4.00	2.31
Exercisable at September 30, 2010	772,056	4.00	2.31

Granted – warrants to placement agents	93,232	2.40	3.00
Granted – series C warrants	286,249	3.60	3.00
Granted – series D warrants	286,249	4.80	3.00

Exercised	-
Forfeited	-
Outstanding at December 31, 2010	1,437,786	3.98	2.46
Exercisable at December 31, 2010	1,437,786	3.98	2.46

Granted – warrants to placement agents	75,000	2.40	3.00
Granted – series C warrants	234,582	3.60	3.00
Granted – series D warrants	234,582	4.80	3.00

Exercised	-
Forfeited	-
Outstanding at September 30, 2011	1,981,950	3.97	1.88
Exercisable at September 30, 2011	1,981,950	3.97	1.88

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

On January 20, 2010, the Company issued 180,000 shares to an IR firm for providing IR services for a period of two years; the stock was valued at $3.26 per share (stock price at grant date). In the first quarter of 2010, the Company recorded $586,800 as deferred compensation. During the nine and three months ended September 30, 2011, the Company amortized $309,476 and $163,982 as stock-based compensation expense. The deferred compensation was fully expenses in the third quarter of 2011 as a result of termination of the IR service. During the nine and three months ended September 30, 2010, $203,371 and 73,953 was recorded as stock-based compensation expense, respectively.

During the first quarter of 2010, the Company issued 20,000 shares to one employee with stock valued at $3.26 per share (stock price at grant date). The Company recorded $65,200 stock-based compensation expense for the shares issued to this employee.

On April 7, 2010, the Company issued 40,000 shares common stock as annual compensation to four independent directors of the Company with stock valued at $4.65 per share (stock price at grant date). The Company recorded $186,000 as deferred compensation and fully expensed during the six months ended June 30, 2011.

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

On December 29, 2010, the Company issued 25,000 shares common stock as compensation to an IR company for a one-year investor relation service with stock valued at $2.90 per share (stock price at grant date). In the fourth quarter of 2010, the Company recorded $72,500 as deferred compensation, which was amortized over 12 months. The Company fully expensed during the quarter ended September 30, 2011 as a result of termination of the service.

In connection with the December 2010 financing, the Company also issued 200,000 shares to a consulting company for a 3-months business consulting services agreement with Far East Strategies, LLC.  The stock was valued at $2.44 per share (stock price at grant date). In the fourth quarter of 2010, the Company recorded $488,000 as deferred compensation, which was amortized over 3 months. The amortization expense for this consulting expense $488,000 was fully expensed during the nine months ended September 30, 2011.

On November 11, 2010, the Company issued 80,000 shares to a consultant as a one month consulting service. The stock was valued at $3.20 per share (stock price at grant date). During the nine months ended September 30, 2011, the Company fully expensed $256,000 as stock-based compensation.

According to an IR agreement, the Company issued 5,000 shares to an IR firm on January 20, 2011 and January 24, 2011, respectively. The stock was valued at $3.35 and $3.90 per share (stock price at grant date). During the nine months ended September 30, 2011, the Company fully expensed $36,250 as stock-based compensation.

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

On April 2, 2011, the Company issued 1,500,000 shares to a consultant for three months consulting service. The stock was valued at $2.95 per share (one year average stock price prior to the grant date). During the nine months ended September 30, 2011, the Company recorded $4,425,000 as stock-based compensation.

On July 3, 2011, the Company issued 1,500,000 shares to a consultant for two months consulting service. The stock was valued at $2.32 per share (one year average stock price prior to the grant date). During the three months ended September 30, 2011, the Company fully expensed $3,480,000 as stock-based compensation.

On September 14, 2011, the Company issued 400,000 shares to a consulting firm for three months consulting service. The stock was valued at $2.00 per share (one year average stock price prior to the grant date). During the three months ended September 30, 2011, the Company recorded $140,659 as stock-based compensation.

Option to legal counsel

On October 4, 2010, the Company granted stock options to its legal counsel to acquire 20,000 shares of the Company’s common stock, at $2.70 per share, vested immediately with a life of 3 years. The options were vested in the grant date. The fair value of the options was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date fair value of options was $35,132. The Company recorded $35,132 as stock-based compensation during 2010. The weighted remaining contractual term for the option was 2.01 years at September 30, 2011.

17.	Statutory Reserves

Pursuant to the corporate law of the PRC effective on January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus Reserve Fund

The Company’s Chinese subsidiaries are now only required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The Company’s Chinese subsidiaries are not required to make appropriation to other reserve funds and do not have any intentions to make appropriations to any other reserve funds. There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company’s Chinese subsidiaries do not do so.

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

Weikang Bio-Technology Group Co., Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

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

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang for $15,000,000 (RMB 102,886,500). The total consideration for acquisition exceeded fair value of the net assets acquired by approximately $3,566,000. The excess was recorded as goodwill. Goodwill was recorded as intangible assets.  As of September 30, 2011, the Company concluded there was no impairment of goodwill.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”), which are incorporated herein by reference. The following discussion should be read in conjunction with the 2010 Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Tianfang was incorporated in Guizhou Province, PRC in 1998.  Tianfang is engaged in the development, manufacture and distribution of over-the-counter (“OTC”) pharmaceuticals. Tianfang was issued a Certificate of Good Manufacturing Practices for Pharmaceutical Products by Food and Drug Administration of Guizhou Province on August 20, 2010.

On January 20, 2010, the Company entered into Subscription Agreements to sell to accredited investors an aggregate of 1,470,588 shares of its common stock at $1.70 per share. The Company raised $2,500,000 in gross proceeds and received net proceeds of $2,047,500. The investors received one Series A Warrant and one Series B Warrant for every $8.00 invested in the Company under the Subscription Agreement. In connection with the private placement, the Company filed a registration statement on Form S-1, as amended, covering 2,095,588 shares of common stock, including shares of common stock issuable upon the exercise of warrants, The registration statement was declared effective on April 21, 2010.

In and around December 2010 and January 2011, the Company sold in a series of private placements 520,831 Units, each unit comprised (i) four shares of common stock, (ii) a three-year warrant to purchase one share of common stock at $3.60 per share, and (iii) a three-year warrant to purchase one share of common stock at $4.80 per share, for an aggregate purchase price of $4,999,973.60. In connection with the private placements, the company filed a registration statement, covering the 3,293,219 shares of common stock, including shares of common stock issuable upon the exercise of warrants. The registration statement was declared effective on February 18, 2011.

We, through Sinary, and indirectly through Heilongjiang Weikang and Tianfang, manufacture and distribute a series of health supplements under the trademark "Rongrun" and OTC pharmaceuticals under the trademark “Tianfang”. The "Rongrun" line of products presently includes: (1) Rongrun Energy Keeping Capsules, (2) Rongrun Vitamin Sugar Capsules, (3) Rongrun Intestine Cleansing Capsules, (4) Rongrun Artery Cleansing Capsules, (5) Rongrun Royal Jelly Extract, (6) Rongrun Kidney Boost Tonic, (7) Sha Bai Shuanghuai, (8) Gouqi Xi Pu, (9) Rongrun Perilla Seed, (10) Rongrun Yangshen Dan, (11) Rongrun Forest Frog Oil Soft Capsule and (12) HaGe Jiao Lan. The “Tianfang” line of products currently includes:  (1)Ferrous Fumarate Granule, (2)Eucommia Ulmoides Oliv Granule, (3)Bushen Qiangshen Tablet, (4)Tinidazole Vaginal Effervescent Tablet, (5)Ranitidine Hydrochloride Capsule, (6) Shouwu Long Life and  (7) Lysozyme Buccal.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

The following table summarizes our results of operations for the three months ended September 30, 2011. The table and the discussion below should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,
	2011		2010
Net sales	$19,404,100		$17,426,211
Cost of goods sold	8,555,112	44%	6,962,482	40%
Gross profit	10,848,988	56%	10,463,729	60%
Operating expenses	7,401,155	38%	2,335,701	13%
Income from operations	3,447,833	18%	8,128,028	47%
Other income, net	110,303	1%	263,406	2%
Income taxes	2,381,403	12%	2,325,991	13%
Net income	$1,176,733	6%	$6,065,443	36%

Net sales. During the three months ended September 30, 2011, we had net sales of $19.40 million, compared to $17.43 million for the comparable period of 2010, an increase of $1.97 million or 11%.  The increase in sales was primarily a result of 1) the production and sales of new products starting in the third quarter of 2010, which brought us approximately $1.76 million sales revenue during the third quarter of 2011; 2) the increase of average sales price of certain products, such as Eucommia Ulmoides Oliv Granule, Ranitidine Hydrochloride Capsule, Ferrous Fumarate Granule, Tinidazole Vaginal Effervescent Tablet, and Bushen Qiangshen Tablet due to strong demand which resulted in increased sales by $1.09 million.

A break-down of our sales by major product line for each of the three months ended September 30, 2011 and 2010 is as follows:

	For the Three Months Ended September 30,
	2011			2010
Product Category	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales
Rongrun Youth Keeping Capsules	0	0	0	21,309	215,138	1.23%
Rongrun Energy Keeping Capsules	72,840	766,528	3.95%	75,206	759,290	4.36%
Rongrun Vitamin Sugar Capsules	94,350	992,889	5.12%	100,172	1,011,350	5.80%
Rongrun Intestine Cleansing Capsules	68,820	724,223	3.73%	81,731	825,167	4.74%
Rongrun Artery Cleansing Capsules	79,500	836,614	4.31%	83,648	844,522	4.85%
Rongrun Royal Jelly Extract	83,360	877,234	4.52%	87,206	880,444	5.05%
Oral Liquid	292,080	1,037,369	5.35%	214,518	541,450	3.11%
Rongrun Kidney Boost Tonic	6,210	490,129	2.53%	8,000	605,768	3.48%
Sha Bai Shuanghuai	24,210	531,838	2.74%	0	0	0.00%
Gouqi Xi Pu	24,010	527,444	2.72%	0	0	0.00%
Rongrun Perilla Seed	16,680	592,417	3.05%	16,000	545,191	3.13%
Rongrun Yangshen Dan	56,910	426,708	2.20%	80,000	575,480	3.30%
Rongrun Forest Frog Oil Soft Capsule	14,580	393,169	2.03%	20,000	517,427	2.97%
HaGe Jiao Lan	24,050	528,323	2.72%	0	0	0.00%
Ferrous Fumarate Granule	1,106,908	1,863,783	9.61%	1,904,454	2,824,959	16.21%
Eucommia Ulmoides Oliv Granule	1,040,120	2,417,765	12.46%	1,873,527	2,832,202	16.25%
Bushen Qiangshen Tablet	1,164,240	1,500,847	7.73%	1,224,689	1,514,851	8.69%
Tinidazole Vaginal Effervescent Tablet	1,204,400	1,711,049	8.82%	2,031,140	2,529,947	14.52%
Ranitidine Hydrochloride Capsule	3,373,200	1,996,744	10.28%	1,506,420	403,025	2.31%
Shouwu Long Life	617,160	755,003	3.89%	0	0	0.00%
LysozymeBuccal	485,050	434,024	2.24%	0	0	0

Total	9,848,678	19,404,100		9,328,020	17,426,211

Cost of goods sold. Cost of goods sold increased $1.60 million or 23%, from $6.96 million in the three months ended September 30, 2010 to $8.56 million for the comparable period of 2011. The cost of goods sold as a percentage of sales for the three months ended September 30, 2011, was 44% compared to 40% for the same period of 2010, which was attributable to the increase in cost of goods sold for Tianfang, from 43.54% to 48.49% of its sales; the cost of goods sold for Heilongjiang Weikang was 36.46% of its sales, an increase of 5.29% as compared to the third quarter of 2010. The increase in cost of goods sold for Tianfang and Heilongjiang Weikang between the corresponding periods was mainly due to the increase in price of raw materials and direct labor costs as a result of overall inflation in the PRC.

Gross profit. Gross profit was $10.85 million for the three months ended September 30, 2011, compared to $10.46 million for the comparable period of 2010, or gross margin of 56% and 60% of sales, respectively. The decrease in our gross profit margin in the three months ended September 30, 2011 was mainly due to increased cost of goods sold.

Operating expenses. Total operating expenses were $7.40 million for the three months ended September 30, 2011 compared to $2.34 million for the three months ended September 30, 2010, an increase of $5.06 million or 216%. This increase in operating expenses was mainly attributable to the increased marketing expenses and travelling expenses for promoting activities including a series of commercial advertisements, the increased freight resulted from the increased sales, and stock related compensation expenses of $5.87 million for stocks issued to financial and investor relations consultants which were non-cash expenses.  Operating expenses as a percentage of sales were 38% for the three months ended September 30, 2011 compared to 13% for the same period of 2010. The increase of operating expenses as a percentage of sales was mainly due to increased stock compensation expense for financial and investor relations consultants.

Net other income. Net other income was $0.11 million in the three months ended September 30, 2011 compared to $0.26 million in the three months ended September 30, 2010.  Other income during the three months ended September 30, 2011 mainly consisted of interest income of $80,000 from our deposits in the PRC bank.

Net income. Our net income for the three months ended September 30, 2011 was $1.18 million compared to $6.07 million for the three months ended September 30, 2010, a decrease of $4.89 million or 80.56%.  The decrease was mainly attributed to decreased gross profit margin and increased operating expenses.

We do not believe inflation had a significant negative impact on our results of operations during the three months ended September 30, 2011.

Comparison of the Nine Months Ended September 30, 2011 and 2010

The following table summarizes our results of operations for the nine months ended September 30, 2011 and 2010. The table and the discussion below should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended September 30,
	2011		2010
Net sales	$64,627,022		$41,878,410
Cost of goods sold	25,902,325	40%	16,976,845	41%
Gross profit	38,724,697	60%	24,901,565	59%
Operating expenses	14,559,517	23%	7,550,292	18%
Income from operations	24,165,180	37%	17,351,273	41%
Other income, net	743,574	1%	297,883	1%
Income taxes	8,682,260	13%	5,124,858	12%
Net income	$16,226,494	25%	$12,524,298	30%

Net sales. Net sales for the nine months ended September 30, 2011 were $64.63 million, compared to $41.88 million for the nine months ended September 30, 2010, an increase of $22.75 million or 54%.  The increase in sales was primarily a result of 1) the production and sales of new products starting in the third quarter of 2010, which brought us approximately $12.02 million sales revenue during the first nine months of 2011; 2) the increase in the average sales price of certain highly demanded products, such as Ferrous FumarateGranule, Eucommia Ulmoides Oliv Granule, Tinidazole Vaginal Effervescent Tablet, Bushen Qiangshen Tablet, and Ranitidine Hydrochloride Capsule, which resulted in increased sales by $2.78 million; 3) a six-month promotion plan starting from the fourth quarter of 2010 to the end of first quarter of 2011, which is the peak season for sales of health care products in the PRC due to the Chinese New Year Holiday and Chinese tradition of having tonic in winter, which brought us 12% of total sales.

A break-down of our sales by major product line for each of the nine months ended September 30, 2011 and 2010 is as follows:

	For the Nine Months Ended September 30,
	2011			2010
Product Category*	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales
Rongrun Youth Keeping Capsules	0	0	0.00%	126,209	1,274,603	3.05%
Rongrun Energy Keeping Capsules	232,430	2,445,963	3.78%	211,966	2,140,404	5.12%
Rongrun Vitamin Sugar Capsules	264,410	2,782,503	4.31%	242,002	2,443,663	5.85%
Rongrun Intestine Cleansing Capsules	223,440	2,351,358	3.64%	217,091	2,192,149	5.25%
Rongrun Artery Cleansing Capsules	237,850	2,503,001	3.87%	221,128	2,232,908	5.34%
Rongrun Royal Jelly Extract	246,180	2,590,661	4.01%	228,776	2,310,195	5.53%
Oral Liquid	790,350	2,807,056	4.34%	473,878	1,196,428	2.86%
Rongrun Kidney Boost Tonic	33,040	2,607,709	4.04%	8,000	605,768	1.45%
Sha Bai Shuanghuai	93,290	2,049,365	3.17%	0	0	0.00%
Gouqi Xi Pu	93,194	2,047,257	3.17%	0	0	0.00%
Rongrun Perilla Seed	62,090	2,205,227	3.41%	16,000	545,191	1.30%
Rongrun Yangshen Dan	275,420	2,065,086	3.20%	80,000	575,480	1.38%
Rongrun Forest Frog Oil Soft Capsule	61,650	1,662,474	2.57%	20,000	517,427	1.24%
HaGe Jiao Lan	58,416	1,283,264	1.99%	0	0	0.00%
Ferrous FumarateGranule	4,112,937	6,948,084	10.75%	5,625,755	7,496,257	17.94%
Eucommia Ulmoides Oliv Granule	3,178,003	6,542,391	10.50%	5,505,414	7,555,711	18.08%
Bushen Qiangshen Tablet	4,666,718	6,015,968	8.93%	2,874,875	3,556,297	8.51%
Tinidazole Vaginal Effervescent Tablet	4,425,964	6,287,811	9.73%	5,687,613	6,384,758	15.28%
Ranitidine Hydrochloride Capsule	9,753,656	5,773,615	8.93%	3,221,709	760,171	1.82%
Shouwu Long Life	1,783,484	2,181,826	3.38%	0	0	0.00%
LysozymeBuccal	1,650,185	1,476,403	2.28%	0	0	0.00%

Total	3,242,707	64,627,022		24,760,416	41,787,410

Cost of goods sold. Cost of goods sold increased $8.92 million or 53%, from $16.98 million for the nine months ended September 30, 2010 to $25.90 million for the comparable period of 2011. The cost of goods sold as a percentage of sales for the nine months ended September 30, 2011, was 40% compared to 41% for the same period of 2010, which was attributable to decreased cost of goods sold for Tianfang, from 47.11% to 44.42% of its sales; the cost of goods sold for Heilongjiang Weikang was 34.88% of its sales, an increase of 3.88% as compared to the same period of 2010.  The slight decrease in cost of goods sold between the corresponding periods for Tianfang was mainly due to our continuous efforts to control costs, including the implementation of strict cost control procedures for purchasing, manufacturing, storage and transportation and the minimization of the labor costs, despite increase in price of raw material. The increase in cost of goods sold for Heilongjiang Weikang between the corresponding periods was mainly due to the increased costs of raw materials.  The costs of our major raw materials, including honey, propolis extract, cinnamon and polygonatum, have increased 2.09% on the average.

Gross profit. Gross profit was $38.72 million for the nine months ended September 30, 2011, compared to $24.90 million for the comparable period of 2010, our gross margin was 60% and 59% of sales for the nine months ended September 30, 2011 and September 30, 2010, respectively. The increase in our gross profit margin for the nine months ended September 30, 2011 was mainly due to increased sales prices and sales volume.

Operating expenses. Total operating expenses were $14.56 million for the nine months ended September 30, 2011 compared to $7.55 million for the same period of 2010, an increase of $7.01 million or 93%. This increase in operating expenses was mainly attributable to the increased marketing expenses and travelling expense for promoting activities including a series of commercial advertisements, the increased freight resulted from the increased sales, and stock related compensation expenses of $9.26 million for stocks issued to financial and investor relations consultants which were non-cash expenses.  Operating expenses as a percentage of sales were 23% for the nine months ended September 30, 2011 compared to 18% for the same period of 2010. The increase of operating expenses as a percentage of sales was mainly due to significant increase in stock related compensation for consultants in the nine months ended September 30, 2011.

Net other income. Net other income was $0.74 million in the nine months ended September 30, 2011 compared to $0.30 million in the comparable period of 2010.  Other income for the nine months ended September 30, 2011 mainly consisted of lease income of $0.54 million from leasing a workshop and interest income of $0.20 million from our deposits in the PRC banks.

Net income. Net income for the nine months ended September 30, 2011 was $16.23 million compared to $12.52 million for the same period of 2010, an increase of $3.71 million or 30%.  The increase was mainly attributed to increased net sales. Our management believes net income will increase as we continue to offer products of better quality and greater variety and continue to improve our manufacturing efficiency.

We do not believe inflation had a significant negative impact on our results of operations during the first nine months of 2011.

Liquidity and Capital Resources

At September 30, 2011, the Company had cash and equivalents of $51.48 million, other current assets of $12.08 million, and current liabilities of $3.90 million. In addition, at September 30, 2011, working capital was $59.65 million and the ratio of current assets to current liabilities was 16.29-to-1.

The following is a summary of cash provided by or used in each of the indicated types of activities during nine months ended September 30, 2011 and 2010, respectively:

	2011	2010
Cash provided by (used in):
Operating Activities	$11,928,596	$16,327,845
Investing Activities	$(14,944,395)	$(482,831)
Financing Activities	$2,018,602	$2,222,475

Net cash provided by operating activities was $11.93 million for the nine months ended September 30, 2011, compared to $16.33 million for the same period of 2010. The decrease in net cash inflow from operating activities was mainly due to a significant increase in accounts receivable outstanding as a result of increased sales, increased prepayment to suppliers and taxes.

Net cash used in investing activities was $14.94 million for the nine months ended September 30, 2011, compared to cash used in investing activities was $0.48 for the nine months ended September 30, 2010.  The cash outflow during the nine months of 2011 was mainly due to construction of a new workshop building and acquisition of manufacturing equipment.

Net cash provided by financing activities was $2.02 million for the nine months ended September 30, 2011 compared to $2.22 million cash inflow for the comparable period of 2010. The cash inflow in financing activities during the first nine months of 2011 mainly consisted of proceeds of $2.02 million from common stock and warrants issued in a series of private placements. The net cash inflow in financing activities during the nine months of 2010 mainly consisted of proceeds of $2.2 million from common stock and warrants issued in another private placement.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Yin Wang , the Company’s Chief Executive Officer (“CEO”), and Baolin Sun, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended September 30, 2011. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended September 30, 2011.  Based on that evaluation, our Chief Executive Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

On July 3, 2011, the Company issued 1,500,000 restricted shares of common stock to Jihua Liu, a consultant for his business and technical consulting services rendered.

On September 14, 2011, the Company entered into a consulting agreement with Bespoke Growth Partners, Inc. (“Bespoke Growth”) for provision of services related to public market communications and issued Bespoke Growth a total of 400,000 restricted shares of common stock in partial consideration of such services.

The issuance of the foregoing securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S and Regulation D promulgated thereunder.

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

** Attached as Exhibits 101 to this Form 10-Q are the following financial statements from the Company’s Form 10-Q for the quarterly period ended September 30, 2011 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these consolidated financial statements tagged as blocks of text.

The XBRL related information in Exhibits 101 to this Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIKANG BIO-TECHNOLOGY GROUP COMPANY, INC.

Dated: November 21, 2011	By:	/s/ Yin Wang
Yin Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Baolin Sun
Baolin Sun
Chief Financial Officer
(Principal Accounting & Financial Officer)