Form 10-K/A
period 2010-12-31
WEIKANG BIO-TECHNOLOGY GROUP CO., INC.
filed 2011-12-28
CIK 1484042

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

EXPLANATORY NOTE

This amendment (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Report”) is being filed to amend certain disclosure under “ Item 9A. Controls and Procedures.”

All other information contained in the Report remains unchanged.

This Amendment No. 1 to the Report continues to speak as of the date of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report.  Accordingly, this Amendment No. 1should be read in conjunction with our filings made with the SEC subsequent to the filing of the Report, including any amendments to those filings.

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

Management carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, pursuant to Exchange Act Rule 13(a)-14(c). We carried out this evaluation using criteria similar to that proscribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (the “COSO Report”). Based on this assessment, management concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act would be recorded, processed, summarized and reported in accordance with the rules and forms of the SEC.

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Based on that evaluation and the criteria set forth in the COSO Report, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Item 15.	Exhibits, Financial Statement Schedules.

(b) Exhibits

Exhibit No.	Description

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

21.1	List of Subsidiaries (6)
23.1	Consent of Independent Registered Public Accounting Firm (7)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(7) Incorporated by reference from the Company’s Form 10-K filed with the SEC on March 22, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIKANG BIO-TECHNOLOGY GROUP COMPANY, INC.

Date: December 28, 2011	/s/ Yin Wang
Yin Wang
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yin Wang	Chief Executive Officer and Chairman of the Board	December 28, 2011
Yin Wang

/s/ Baolin Sun	Chief Financial Officer	December 28, 2011
Baolin Sun

/s/ Jeffrey Chuang	Director	December 28, 2011
Jeffrey Chuang

/s/ Allen Zhang	Director	December 28, 2011
Allen Zhang

/s/ Yan Huang	Director	December 28, 2011
Yan Huang