Form 10-Q/A
period 2011-06-30
WEIKANG BIO-TECHNOLOGY GROUP CO., INC.
filed 2011-12-28
CIK 1484042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

Weikang Bio-Technology Group Co., Inc. (the “Company”) is filing this Amendment No. 2 to the Quarterly Report on Form 10-Q/A (“10-Q/A”) to correct an error in the management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011 in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as originally filed on August 15, 2011(the “Original Filing”) and as amended by Amendment No. 1, originally filed on September 1, 2011.

This 10-Q/A amends Part I, Item 4 (Controls and Procedures) in the Company's Original Filing. Except to the extent required to reflect the above-referenced revisions, this 10-Q/A continues to describe the Company as of the date of the Original Filing, and does not update disclosures to reflect events that occurred after the date of the Original Filing. Accordingly, this 10-Q/A should be read in conjunction with the Original Filing and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Yin Wang , the Company’s Chief Executive Officer (“CEO”), and Baolin Sun, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended June 30, 2011. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

WEIKANG BIO-TECHNOLOGY GROUP COMPANY, INC.

Dated: December 28, 2011	By:	/s/ Yin Wang
Yin Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Baolin Sun
Baolin Sun
Chief Financial Officer
(Principal Accounting & Financial Officer)