Form 10-K
period 2011-12-31
WEIKANG BIO-TECHNOLOGY GROUP CO., INC.
filed 2012-03-30
CIK 1484042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☐                      No ☒

Note —Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those Sections.

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

☒ Yes                      ☐ No

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

Note. —If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting stock on June 30, 2011 (consisting of Common Stock, $0.00001 par value per share) held by non-affiliates was approximately $9,050,346 based upon the most recent sales price ($0.95) for such Common Stock on said date. As of June 30, 2011, there were 32,491,880 shares of our Common Stock issued and outstanding, of which approximately 9,526,680 shares were held by non-affiliates.

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

Number of shares of common stock, par value $.00001, outstanding as of March 29, 2012: 34,451,880.

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

Overview of Tianfang

Tianfang was incorporated in Guizhou Province, China in 1998 with a registered capital of RMB 5,900,000 ($891,000). Tianfang is located within the Zhazuo Medicine Industry Area of Xiuwen country, Guiyang City, Guizhou Province, PRC where it engages in the development, manufacture and distribution of Chinese herbal extract products and GMP certified western prescription pharmaceuticals.  Tianfang operates on 71,907 square meters with 14,675 square meters of factory facilities. Tianfang has a well-established business that benefits greatly from economies of scale and cost. Tianfang, as an independent subsidiary, currently has 244 employees, including 68 full-time administrators, 126 full-time production workers and 50 full-time sales representatives. Tianfang has three production lines and all of its products have received Good Manufacturing Practices (“GMP”) certification. For the fiscal years 2009, 2010 and 2011, Tianfang had sales revenues of $34 million, $44 million and 55 million, and net income of $10 million, $16 million and $20 million, respectively.

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

Private Placements

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

Heilongjiang Weikang currently manufactures and distributes a series of internally developed health supplements under the trademark “Rongrun”. The “Rongrun” line of products presently includes:

Rongrun Youth Keeping Capsules

Rongrun Youth Keeping Capsules contain kudzu vine root, soybean isoflavone, oil extract from Chinese forest frog, jequirity fruit, and Vitamin E. These capsules may promote the restoration of the natural balance of female hormones reduce symptoms of irritability, depression, headache, vomiting, high blood pressure, and other conditions related to menopause. Balancing female hormones may lower the risk of arteriosclerosis by utilizing the body’s natural protection against heart diseases before menopause. These capsules are also intended to increase the absorption of calcium, which may deter the onset of osteoporosis, and to enhance the body’s immune system in order to counter negative health conditions associated with aging beyond menopause. We stopped producing this product in 2011 due to lower demand. This product accounted for approximately 3.78% and 1.71% of our total sales in 2009 and 2010, respectively.

Rongrun Energy Keeping Capsules

The key component of the Rongrun Energy Keeping Capsules is grape seed extract, which is harvested for its high content of oligomeric proacnthocyanidins (or OPC). OPC is being studied for its antioxidant properties in reducing free radicals and oxidative stress, which may be effective in reducing the risk of cardiovascular disease by promoting blood vessel elasticity and countering inflammation, and promote a slower and healthier aging process by increasing skin elasticity and smoothness, joint flexibility and heightening immunity. Other ingredients of the Energy Keeping Capsules include Barbary wolfberry fruit, which may improve eyesight and promote liver function by reducing lipid accumulation in the liver, Vitamin E and oil extracted from corn endosperm, which is the albumin tissue produced in the seeds during fertilization and is rich in nutrients. This product accounted for approximately 3.75%, 4.68% and 4.18% of our total sales in 2009, 2010 and 2011, respectively.

Rongrun Vitamin Sugar Capsules

The Rongrun Vitamin Sugar Capsules contain bitter melon, hawthorne fruit, propolis, cactus, Vitamin E, and oil extract from corn endosperm, and aims to reduce the onset of cardiovascular disease and fatigue, and promote healthy aging. Propolis, which is a resinous substance that bees collect from tree buds or other botanical sources and used as a sealant in the hive, has long been used in Chinese traditional medicine for the relief of inflammations, viral diseases, ulcers, and superficial burns or scalding. This product accounted for approximately 4.11%, 5.22%, and 4.67% of our total sales in 2009, 2010 and 2011, respectively.

Rongrun Intestine Cleansing Capsules

The Rongrun Intestine Cleansing Capsules contain shisonin, black currant, Vitamin E, and oil extract from corn endosperm. Shisonin ( perilla frutescens ), or wild red basil, has long been harvested in China for its medicinal properties. These capsules are intended to lower blood lipid levels in order to reduce the likelihood of brain and heart vessel related diseases, to provide nutrition for the brain and the optic nerve, to strengthen the immune system, and to promote a healthy aging process. This product accounted for approximately 3.84%, 4.72% and 4.07% of our total sales in 2009, 2010 and 2011, respectively.

Rongrun Artery Cleansing Capsules

The constituent ingredients of the Rongrun Artery Cleansing Capsules are gingko, hawthorn fruit, Vitamin E, and oil extract from corn endosperm. Ginkgo extract may have three effects on the human body: it may improve blood flow (including microcirculation in small capillaries) to most tissues and organs; it may protect against oxidative cell damage from free radicals; and it may block many of the effects of platelet-activating factor (platelet aggregation, blood clotting) that have been related to the development of a number of cardiovascular, renal, respiratory and central nervous system diseases are intended to reduce the level of cholesterol built-up in the arteries in order promote healthier heart and brain functions and to decrease the likelihood of heart attacks and strokes. This product accounted for approximately 3.95%, 4.75%, and 4.25% of our total sales in 2009, 2010 and 2011, respectively.

Rongrun Royal Jelly Extract

Royal Jelly is a honey bee secretion that is used in the nutrition of the bee larvae, and has been used as part of traditional Chinese medicine since the early first century. Royal Jelly is a rich source of complete protein, containing all the essential amino acids, as well as essential fatty acids, minerals and vitamins, particularly pantothenic acid (B-5) and pyridoxine (B-6). Royal Jelly also contains collagen; lecithin; and vitamins A, C, D and E. Additionally, Royal Jelly contains several other compounds that have been shown to help lower cholesterol. Another component in Royal Jelly, 10-Hydroxy-2-Decenoic Acid (10-HDA), is being studied for its immuno-regulatory and anti-cancer properties. While Royal Jelly is widely available commercially, Weikang’s Rongrun Royal Jelly Extract is distinguished from the competition by its enhanced concentration of 10-HDA. Weikang introduced its Royal Jelly product in 2007. This product accounted for approximately 4.63%, 4.91%, and 4.45% of our total sales in 2009, 2010 and 2011, respectively.

Rongrun Kidney Boost Tonic

Rongrun Kidney Boost Tonic contains various traditional Chinese herbs including ginseng, dioscorea and cistanche salsa. All of the components in our tonic have been used for centuries in China to strengthen and promote healthy kidney functions. A tenet of traditional Chinese medicine is that a strong kidney attributes to strong “qi”, which translates into strong bones, sharp vision, clarity of hearing, and healthy organs, while unhealthy kidneys are responsible for weak “qi” as manifested by physical weakness, low energy level, mental deficiency, high blood pressure and reduced sex drive. This product accounted for approximately 4.06%, 3.57% and 3.52% of our total sales in 2009, 2010 and 2011, respectively.

Sha Bai Shuanghuai

Sha Bai Shuanghuai contains Ginkgo, sea buckthorn, and flower and bud of Sophora japonica. It is used to prevent and treat coronary heart disease, angina, hyperlipemia, hypertension and cerebral arteriosclerosis. We started to produce this product in October, 2010 and this product accounted for approximately 1.55% and 2.81% of our total sales in 2010 and 2011, respectively.

Gouqi Xi Pu

Gouqi Xi Pu contains goji berries, grape seeds (OPC) and Kappa-Selenocarrageenan. It is used to prevent and treat ailments associated with aging. We started to produce this product in October, 2010 and this product accounted for approximately 1.50% and 2.81% of our total sales in 2010 and 2011, respectively.

Rongrun Perilla Seed

Rongrun Perilla Seed contains perilla seed oil, hawthorn, lotus leaf, cassia seed and black currant. It is used for preventing and treating cardiovascular disease as well as symptoms associated with menopause. We started to produce this product in August, 2010 and this product accounted for approximately 3.02% and 2.81% of our total sales in 2010 and 2011, respectively.

Rongrun Yangshen Dan

RongrunYangshen Dan contains deer blood, deer pizzle, donkey pizzle, medlar, mulberry, rappini and polygonatum. It is used to treat symptoms of prostatic hypertrophy, improves circulation of aging cells, enhances libido and reduces fatigue. We started to produce this product in August, 2010 and his product accounted for approximately 2.77% and 2.57% of our total sales in 2010 and 2011, respectively.

Rongrun Forest Frog Oil Soft Capsule

Rongrun Forest Frog Oil Soft Capsule contains Chinese Forest Frog Oil. It is used to strengthen immune system and energy, boosts sperm production, treats symptoms associated with cardiovascular and cerebrovascular disease and enhances libido. We started to produce this product in August, 2010 and this product accounted for approximately 2.63% and 2.13% of our total sales in 2010 and 2011, respectively.

Rongrun Ha Ge Jiao Lan

Rongrun Ha Ge Jiao Lan is used to treat symptoms associated with menopause as well as increases youthful vitality and balances hormones. We started to produce this product in February, 2011. This product accounted for approximately 2.07% of our total sales in 2011.

Tianfang’s products are sold under trademark “Tianfang”, which presently include:

Ferrous Fumarate Granule

Ferrous Fumarate Granule contains Ferrous Fumarate. It is used for iron deficiency anemia caused by various reasons, such as, chronic blood loss, malnutrition, pregnancy, or child development period.  This product accounted for approximately 24.24%, 15.28% and 10.32% of our total sales in 2009, 2010 and 2011, respectively.

Eucommia Ulmoides Oliv Granule

The key components of Eucommia Ulmoides Oliv Granule are Eucommiae ulmoides Oliv, Eucommiae ulmoides Oliv leaves, which is nourishing liver and kidney, strengthening muscles and bones. This product accounted for approximately 23.26%, 15.40% and 10.75% of our total sales in 2009, 2010 and 2011, respectively.

Bushen Qiangshen Tablet

Bushen Qiangshen Tablet contains Epimedium, dodder, Rosa laevigata, glossy privet fruit and cibot rhizome, which may be effective in nourishing the liver and kidney, enriching yin, strengthening yang, and enhancing health and brain function. This product accounted for approximately 7.85%, 9.06% and 8.97% of our total sales in 2009, 2010 and 2011, respectively.

Tinidazole Vaginal Effervescent Tablet

The key component of Tinidazole Vaginal Effervescent Tablet is Tinidazole.  It is intended to fight infections caused by anaerobe, especially for anaerobic infection of female reproductive systems.  This product accounted for approximately 14.87%, 13.20% and 9.58% of our total sales in 2009, 2010 and 2011, respectively.

Ranitidine Hydrochloride Capsule

Ranitidine Hydrochloride Capsule, a prescription-strength generic formulation of Zantac, is formulated to treat duodenal ulcers, gastric ulcers, gastroesophageal reflux disease and other gastric conditions. This product accounted for approximately 2.06%, 2.69% and 9.64% of our total sales in 2009, 2010 and 2011, respectively.

Shouwu Long Life

Shouwu Long Life is used to nourish liver and kidney, strengthen energy and blood and is used for treating liver and kidney problems. We started to produce this product in January, 2011. This product accounted for approximately 3.41% of our total sales in 2011.

Lysozyme Buccal

Lysozyme Buccal is used for acute or chronic pharyngolaryngitis, oral cavity ulcer and dys-expectoration. We started to product his product in January, 2011. This product accounted for approximately 2.19% of our total sales in 2011.

Product Development

Our products currently under development as of December 31, 2011 include: 10-hydroxy-2-decylenic acid, commonly known as 10-HDA, in gel capsule and in powder form. 10-HDA has been promoted as having anti-cancer properties and used in the treatment of radiation sickness and angiocardiopathy. Our products have been approved by the Heilongjiang Department of Health, although we have not yet begun production, as of the date of this report, we expect production to begin in 2012.

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

Major Customers

There were no customers who accounted for over 10% of the Company’s sales for 2009, 2010 and 2011. Set forth below is a breakdown of our revenues based on region for the years ended December 31, 2011, 2010 and 2009.

Regional Sales
Region	2011 Sales (%)	2010 Sales (%)	2009 Sales (%)
Beijing	14.41%	13.66%	16.69%
Anhui	14.90%	14.69%	18.72%
Jiangsu	13.45%	15.56%	18.84%
Henan	14.56%	15.59%	18.53%
Hebei	14.64%	14.63%	17.30%
Hunan	7.36%	7.40%	0%
Guangxi	9.77%	8.76%	0%
Heilongjiang Retail	10.91%	9.71%	9.92%
Total	100%	100%	100%

Competition

Although we presently do not have any direct competitors in the PRC due to the uniqueness of most of our products, competitive products are available on the marketplace that offer features similar to those of our products. For example, Jinwanxia Technology Development Co., Ltd.(or Jinwanxia), a subsidiary of the state-owned pharmaceutical conglomerate Heilongjiang Pharmaceutical Group Holding Co., Ltd., distributes a line of bee-derived products which potentially compete with our  Royal Jelly Extract. China’s health supplements industry is highly fragmented and competitive, and companies such as Jinwanxia have greater financial, marketing and technical resources than us. Additionally, there can be no assurance that one or more of these companies will not develop products that compete directly with, and are equal or superior to, our products. Nevertheless, we believe that we can maintain and increase our market position through our strong research and development capability, unique products, growing sales network and competitive prices.

Principal Suppliers

Set forth below were our major suppliers in 2009, 2010 and 2011:

Major Suppliers	2009 (%)	2010 (%)	2011 (%)
Harbin Biotechnology Co., Ltd	0	13.21%	7.38%
Heilongjiang Ruihua Biochemical Products Co., Ltd	0	21.87%	3.53%
Guiyang Jiuding Plastic Packaging and Color Printing Co., Ltd	15.98%	10.05%	21.08%
Guizhou Ruilong Plastic Packaging Co., Ltd	10.61%	4.78%	5.92%
Guizhou Yuqian Herbal Medicine Co., Ltd	10.79%	6.77%	5.06%

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

Research and Development

We are committed to quality research and development (or “R&D”). We focus on the development of new products and the improvement of existing products. Our R&D team is led by Dr. Zhengbin Xu, M.D., who has over 40 years of clinical and research experience with traditional Chinese herbs and in nutrition.  Dr. Xu has published 56 scientific articles in international and domestic journals and has prior professional affiliations with the Chinese Medicine Research Bureau (as Vice Director of Research and Development), Heilongjiang Province Chinese Medicine Co., Ltd. (as General Manager), and the Chinese Medical Association (as Vice President).

Other members of our R&D team include: (i) Mr. Hongbin Cui, who is an Executive of Harbin Medical School’s Public Health Institute with over 20 years of research experience in dermatology and nutrition; (ii) Mr. Zuo Zhang, Vice President and Chief Pharmacist of Harbin Medical School Hospital, and an executive of Heilongjiang Province Medical Association; (iii) Mr. Hua Shi, Vice Administrator of Heilongjiang Province Health Quality Control Bureau and a health supplements expert; (iv) Mr. Bingchun Wu , who is a former Executive of Heilongjiang Province Chinese Medicine Research Association; and (v) Mr. Huisheng Qin, M.D., Ph.D.,   who has over 20 years’ experience as a surgeon, professor and scientist and knowledge in neurobiology, molecular cell biology, pathology, pharmacology and nutritional science.

For 2010 and 2011, we had $2,537,854 and $22,102 in R&D expenses, respectively.

Our Employees

As of March 29, 2012, the Company had 425 full-time employees.  Of our 425 employees 124 are involved in our administration, 246 are involved in production and 55 are part-time sales representatives.  We have not experienced any significant work stoppage or production shutdown since inception and we do not anticipate any in the near future.  Our management believes we have a strong relationship with our workers.

Our Principal Executive Offices

Our principal executive offices are located at No. 365 Chengde Street, Daowai District, Harbin, Heilongjiang Province, PRC 150020. Our telephone number is (86) 451-88355530.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

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

On September 20, 2011, the Company entered into an agreement to acquire an office building located at No. 365 Chengde Street Daowai District, Harbin, Heilongjiang Province, PRC 150020 for RMB 96,000,000 (approximately $15 million). The office building has an area of 4,012 square meters. The Company previously rented two floors of the building as its offices. As of the date of this report, the Company has not completed the transfer of ownership of the building with relevant authorities.

Item 3.	Legal Proceedings.

On February 1, 2012, Alpha Capital Anstalt (“Plaintiff”) filed a civil suit (the “Complaint”) against the Company in the United States District Court for the Central District Court of California. In the Complaint, Plaintiff asserts breach of contract claims against the Company based upon the Company’s purported breach of certain anti-dilution provisions of a subscription agreement (the “Subscription Agreement”). In the Complaint, Plaintiff seeks unspecified damages, together with injunctive relief from the Court ordering the Company to issue to it at least 100,832 shares of its common stock and also to reduce the exercise price on certain warrants owned by Plaintiff. The Company’s time to answer or otherwise respond to the Complaint has not yet expired. The Company will vigorously defend the lawsuit. On February 21, 2012, the Court dismissed the case on the ground that it does not have subject matter jurisdiction over the parties. The parties have reached an agreement to settle this suit.

Item 4.	Mine Safety Disclosures.

Not applicable.

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

Year Ended December 31, 2011, by quarters:	High	Low
3/31	$4.75	$1.50
6/30	$1.64	$0.60
9/30	$1.10	$0.67
12/31	$0.84	$0.31

Year Ended December 31, 2010, by quarters:	High	Low
3/31	$3.75	$2.35
6/30	$6.99	$2.70
9/30	$3.30	$1.90
12/31	$3.65	$2.30

Dividends

We have not paid dividends on our Common Stock and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from our PRC Subsidiaries for our funds and PRC regulations may limit the amount of funds distributed to us from our PRC Subsidiaries, which will affect our ability to declare any dividends.

Number of Holders

As of March 29, 2012, there were 372 holders of record of our Common Stock. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

2008 Stock Incentive Plan

On June 24, 2008, our board of directors approved a 2008 Stock Incentive Plan for our employees, officers, and directors, and our consultants and advisors. We also filed a related Form S-8 with the SEC. As of March 29, 2012, we had 1,797,000 shares issued to our consultants pursuant to the 2008 Stock Incentive Plan.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	703,000
Equity compensation plans not approved by security holders
Total	0	0	703,000

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is Pacific Stock Transfer Company located at 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operation of the Company for the years ended December 31, 2011 and 2010 should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this Annual Report.

We make certain forward-looking statements in this report, including information with respect to our plans and strategy for our business and related financing and include forward-looking statements that involve risks and uncertainties. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash. Please refer to the section entitled “Liquidity and Capital Resources” contained in this Report for additional discussion. Please also refer to our other filings with the Securities and Exchange Commission. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

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

We, through Sinary, and indirectly through Heilongjiang Weikang and Tianfang, manufacture and distribute a series of health supplements under the trademark "Rongrun" and OTC pharmaceuticals under the trademark “Tianfang”. The "Rongrun" line of products presently includes: (1) Rongrun Energy Keeping Capsules, (2) Rongrun Vitamin Sugar Capsules, (3) Rongrun Intestine Cleansing Capsules, (4) Rongrun Artery Cleansing Capsules, (5) Rongrun Royal Jelly Extract, (6) Rongrun Kidney Boost Tonic, (7) Sha Bai Shuanghuai, (8) Gouqi Xi Pu, (9) Rongrun Perilla Seed, (10) Rongrun Yangshen Dan, (11) Rongrun Forest Frog Oil Soft Capsule and (12) Rongrun Ha Ge Jiao Lan. The “Tianfang” line of products currently includes:  (1) Ferrous Fumarate Granule, (2) Eucommia Ulmoides Oliv Granule, (3) Bushen Qiangshen Tablet, (4) Tinidazole Vaginal Effervescent Tablet, (5) Ranitidine Hydrochloride Capsule, (6) Shouwu Long Life and  (7) Lysozyme Buccal.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the disclosure requirements for the business combinations in 2011.

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company does not intend to adopt this ASU No. 2011-08 before September 15, 2011, and does not expect it to have a material impact on the Company’s consolidated financial position and results of operations.

Results of Operations

Comparison of the Years Ended December 30, 2011 and 2010

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

	2011		2010
		Percentage of Total Sales		Percentage of Total Sales
Net sales	$101,680,168		$74,554,214
Cost of goods sold	42,086,530	41%	29,538,359	40%
Gross profit	59,593,638	59%	45,015,855	60%
Operating expenses	17,297,864	17%	11,337,815	15%
Income from operations	42,295,774	42%	33,678,040	45%
Other income, net	818,467	1%	561,662	1%
Income taxes	13,482,350	13%	9,802,018	13%
Net income	$29,631,891	29%	$24,437,684	33%

Net sales. Net sales for the year ended December 31, 2011 were $101.68 million, compared to $74.55 million for the year ended December 31, 2010, an increase of $27.13 million or 36%.  Increase in units of products sold for the year ended December 31, 2011 accounted for approximately 75% of increase in sales primarily due to 1) the production and sales of new products starting in the third quarter of 2010, which brought us approximately $7.80 million sales revenue during the year of 2011; and 2) a six-month promotion plan starting from the fourth quarter of 2010 to the end of first quarter of 2011, which is the peak season for sales of health care products in the PRC due to the Chinese New Year Holiday and Chinese tradition of having tonic in winter. The remaining 25% increase in sales was attributable to the increase in unit sales price for certain highly demand products, such as Ferrous Fumarate Granule, Eucommia Ulmoides Oliv Granule, Tinidazole Vaginal Effervescent Tablet, Bushen Qiangshen Tablet, and Ranitidine Hydrochloride Capsule.

A break-down of our sales by product for each of the years ended December 31, 2011 and 2010 is as follows:

	2011			2010
Product Category*	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales
Rongrun Youth Keeping Capsules	0	0	0.00%	126,209	1,275,169	1.71%
Rongrun Energy Keeping Capsules	401,890	4,254,607	4.18%	345,346	3,488,571	4.68%
Rongrun Vitamin Sugar Capsules	448,100	4,743,809	4.67%	385,342	3,892,567	5.22%
Rongrun Intestine Cleansing Capsules	390,780	4,136,991	4.07%	348,531	3,520,744	4.72%
Rongrun Artery Cleansing Capsules	408,440	4,323,949	4.25%	350,668	3,542,330	4.75%
Rongrun Royal Jelly Extract	427,540	4,526,151	4.45%	362,536	3,662,276	4.91%
Oral Liquid	1,350,030	4,823,580	4.74%	853,648	2,491,577	3.34%
Rongrun Kidney Boost Tonic	45,086	3,579,771	3.52%	35,090	2,658,228	3.57%
Sha Bai Shuanghuai	129,270	2,856,778	2.81%	54,840	1,156,302	1.55%
Gouqi Xi Pu	129,114	2,853,331	2.81%	53,090	1,119,404	1.50%
Rongrun Perilla Seed	79,989	2,857,961	2.81%	66,130	2,254,342	3.02%
Rongrun Yangshen Dan	345,946	2,609,429	2.57%	287,380	2,068,183	2.77%
Rongrun Forest Frog Oil Soft Capsule	79,716	2,162,528	2.13%	75,720	1,959,846	2.63%
HaGe Jiao Lan	95,436	2,109,070	2.07%	0	0	0.00%
Ferrous FumarateGranule	6,173,966	10,491,611	10.32%	8,032,635	11,389,332	15.28%
Eucommia Ulmoides Oliv Granule	5,276,814	10,928,195	10.75%	7,909,594	11,479,024	15.40%
Bushen Qiangshen Tablet	7,029,792	9,116,811	8.97%	5,456,555	6,752,249	9.06%
Tinidazole Vaginal Effervescent Tablet	6,808,905	9,739,892	9.58%	8,220,993	9,842,059	13.20%
Ranitidine Hydrochloride Capsule	16,468,345	9,806,743	9.64%	6,733,529	2,002,011	2.69%
Shouwu Long Life	2,817,297	3,467,192	3.41%	0	0	0.00%
LysozymeBuccal	2,473,080	2,225,798	2.19%	0	0	0.00%
Others		65,971	0.06%
Total	51,379,536	101,680,168	100.00%	39,697,836	74,554,214	100%

Cost of goods sold. Cost of goods sold increased $12.55 million or 42%, from $29.54 million for the year ended December 31, 2010 to $42.09 million for the comparable period of 2011. The increase in cost of goods sold was mainly due to increase in sales contributed by sales of newly introduced products and additional taxes such as city construction tax and education surcharge tax for cost of goods sold in 2011. The cost of goods sold as a percentage of sales for the year ended December 31, 2011, was 41% compared to 40% for the same period of 2010, which was attributable to increase in cost of goods sold for Tianfang, from 45.28% to 45.96% of its sales and increase in the cost of goods sold for Heilongjiang Weikang of 4.35% from 35.83% of its sales for the year ended December 31, 2010, as compared to 31.48% for the same period of 2010. The increase in cost of goods sold for Tianfang and Heilongjiang Weikang in 2011 was mainly due to increase in city construction tax and education surcharge tax. For the year ended December 31, 2011, Tianfang and Heilongjiang Weikang paid these taxes for a full year while for the year ended December 31, 2010, they only paid these taxes for December 2010 pursuant to the requirements of the tax authorities.

Gross profit. Gross profit was $59.59 million for the year ended December 31, 2011, compared to $45.02 million for the comparable period of 2010, our gross margin was 59% and 60% of sales for the year ended December 31, 2011 and 2010, respectively. The decrease in our gross profit margin for the year ended December 31, 2011 was mainly due to increase in cost of goods sold resulting from increase taxes for cost of goods sold.

Operating expenses. Total operating expenses were $17.30 million for the year ended December 31, 2011 compared to $11.34 million for the same period of 2010, an increase of $5.96 million or 53%. This increase in operating expenses was mainly attributable to the increased marketing, entertainment and travelling expenses for promoting activities including a series of commercial advertisements, the increased freight resulting from the increased sales, and stock related compensation expenses of $10.03 million for stocks issued to consultants for various purposes including new product development, business development, financial services, which were non-cash expenses while stock related compensation expenses were $3.84 million for 2010.  Operating expenses as a percentage of sales were 17% for the year ended December 31, 2011 compared to 15% for the same period of 2010. The increase in operating expenses as a percentage of sales was mainly due to significant increase in stock related compensation for consultants in the year ended December 31, 2011.

Net other income. Net other income was $0.82 million in the year ended December 31, 2011 compared to $0.56 million in the comparable period of 2010.  Other income for the year ended December 31, 2011 mainly consisted of lease income of $0.54 million from leasing a workshop and interest income of $0.28 million from our deposits in the PRC banks.

Net income. Net income for the year ended December 31, 2011 was $29.63 million compared to $24.44 million for the same period of 2010, an increase of $5.19 million or 21%.  The increase was mainly attributable to increase in net sales. Our management believes net income will increase as we continue to offer products of better quality and greater variety and continue to improve our manufacturing efficiency.

We do not believe inflation had a significant negative impact on our results of operations during the year of 2011.

Liquidity and Capital Resources

At December 31, 2011, the Company had cash and equivalents of $70.78 million, other current assets of $11.06 million, and current liabilities of $7.56 million. In addition, at December 31, 2011, working capital was $40.50 million and the ratio of current assets to current liabilities was 19.79-to-1.

The following is a summary of cash provided by or used in each of the indicated types of activities during twelve months ended December 31, 2011 and 2010, respectively:

	2011	2010
Cash provided by (used in):
Operating Activities	$30,453,462	$34,193,726
Investing Activities	$(15,034,047)	$(728,302)
Financing Activities	$2,018,612	$4,349,026

Net cash provided by operating activities was $30.45 million for the year ended December 31, 2011, compared to $34.19 million for the same period of 2010. The decrease in net cash inflow from operating activities was mainly due to a significant increase in accounts receivable outstanding as a result of the increase in sales, prepayment to suppliers and inventory, despite of the increase in net income.

The working capital of certain customers was tight as a result of tightened fiscal policy in China, which has contributed to a general slowdown in many sectors of the Chinese economy. We are facing increasing competition in the healthcare products industry. Accordingly, starting from 2011, we decided to grant credit terms of up to 60 days to our customers to maintain long-term relationships with existing customers and attract new customers. However, we do not provide our customer credit terms of more than 60 days.

As of December 31, 2011, all of the account receivables were within 60 days, which was due to an increase of $27.13 million or 36% in sales for the year ended December 31, 2011 compared to the comparable period of 2010 as well as our new credit terms granted to our customers. As a result, our accounts receivable increased from $652,000 at December 30, 2010 to $5.6 million at December 31, 2011.

The age of accounts receivable (net of bad debt allowance) as of December 31, 2011 is as follows:

As of December 31, 2011	Within 30 Days	31 Days - 60 Days	Total
Balance of accounts receivable	$2,975,408	$2,894,453	$5,869,861
Less: Bad debt allowance			$293,493
Net:			$5,576,368

Most of our customers have long-term and reliable relationships with us and our salespeople visit the clients to collect payment on a regular basis. Thus far we have not had any bad debts nor delinquent accounts receivable. However, we still provided provisions for bad debt allowance since our accounts receivable significantly increased as a result of increased sales and the credit terms extended to our customers.

Our bad debt allowance on accounts receivable was calculated based on 5% of the outstanding balance of the accounts receivable of our subsidiaries –Tianfang and Heilongjiang Weikang at December 31, 2011. This estimate was on the basis of the historical collection period of Tianfang, which was around 30 days, while the other Chinese subsidiary – Heilongjiang Weikang has a shorter payment collection period, which was around 10 to 20 days. Comparing the potential risk, we decided to make bad debt allowance on accounts receivable of Tianfang and Heilongjiang Weikang based on Tianfang and Heilongjiang Weikang’s accounts receivable as of December 31, 2011. We do not have any bad debt as of December 31, 2011.

Advances to suppliers represent the prepayment for raw materials purchase. Our suppliers continuously provide us good quality raw materials at a reasonable price. As a necessary action, we made payments in advance to certain suppliers to secure the current price of the raw materials to mitigate the adverse impact of continuous inflation in China. In December 2011, we purchased approximately $4.2 million raw materials in Bozhou City, Anhui Province, which has the largest medicinal raw material distribution center.

We made payments in advance to purchase raw materials at a lower price in order to control our production costs. Whether we will make more prepayments for raw materials in the future is based on the prevailing market price of raw materials.

Net cash used in investing activities was $15.03 million for the year ended December 31, 2011, compared to cash used in investing activities of $0.73 million for the year ended December 31, 2010.  The cash outflow during the year ended December 31, 2011 was mainly due to purchase of a new workshop building and acquisition of manufacturing equipment.

Net cash provided by financing activities was $2.02 million for the year ended December 31, 2011 compared to $4.35 million cash inflow for the comparable period of 2010. The cash inflow in financing activities during the year of 2011 mainly consisted of proceeds of $2.02 million from common stock and warrants issued in a series of private placements. The net cash inflow in financing activities during the year of 2010 mainly consisted of proceeds of $4.32 million from common stock and warrants issued in another private placement.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Weikang Bio-Technology Group Co., Inc.

Consolidated Financial Statements

December 31, 2011 and December 31, 2010

(Stated in US Dollars)

Weikang Bio-Technology Group Co., Inc.

Contents	Pages

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

Weikang Bio-Technology Group Co., Inc.

We have audited the accompanying consolidated balance sheets of Weikang Bio-Technology Group Co., Inc. as of December 31, 2011 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weikang Bio-Technology Group Co., Inc. as of December 31, 2011 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	Samuel H. Wong & Co., LLP
March 20, 2012	Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders

Weikang Bio-Technology Group Co., Inc

We have audited the consolidated balance sheet of Weikang Bio-Technology Group Co., Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010, and the consolidated results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Goldman Kurland and Mohidin LLP

Encino, California

March 11, 2011

Weikang Bio-Technology Group Co., Inc.

Consolidated Balance Sheets

As of December 31, 2011 and 2010

(Stated in US Dollars)

	Note	December 31, 2011	December 31, 2010
Assets

Current assets
Cash and cash equivalents	2C	70,783,230	$50,363,812
Accounts receivable, net	2D,3	5,576,368	652,167
Advance to suppliers and other receivables	4	4,426,613	241,342
Inventory	2E, 5	1,024,467	388,535
Deferred tax asset		37,192	-
Deferred compensation		-	902,226

Total current assets		81,847,870	52,548,082

Non-current assets
Deferred compensation – non-current		-	16,077
Property and equipment, net	2F, 6	24,208,825	9,606,269
Construction in progress	7	872,891	683,830
Intangible assets	8	16,263,238	15,754,666

Total non-current assets		41,344,954	26,060,842

Total Assets		123,192,824	$78,608,924

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable		392,014	$14,204
Unearned revenue	11	-	528,485
Taxes payable	12	6,433,014	6,269,422
Accrued expenses and other payables	13	739,797	1,376,154
Due to related party	9	-	25,669

Total current liabilities		7,564,825	8,213,934

Contingencies
Deferred Tax Liability, net	14	3,528,521	3,464,815

Total Liabilities		11,093,346	$11,678,749

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.

Consolidated Balance Sheets

As of December 31, 2011 and 2010

(Stated in US Dollars)

	Note	December 31, 2011	December 31, 2010
Stockholders’ Equity
Common stock, $0.00001 par value; 100,000,000 shares authorized; 34,451,880 and 29,963,551 shares issued and outstanding at December 31, 2011 and December 31, 2010 respectively	16	344	$300
Additional paid in capital		28,660,289	17,530,601
Statutory reserves	17	2,431,927	2,431,927
Accumulated other comprehensive income		6,932,246	2,524,566
Retained earnings		74,074,672	44,442,781

Total stockholders’ equity		112,099,478	66,930,175

Total Liabilities and Stockholders’ Equity		123,192,824	$78,608,924

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.

Consolidated Statements of Income and Comprehensive Income

For the years ended December 31, 2011 and 2010

(Stated in US Dollars)

		For the years ended December 31,
	Note	2011	2010

Net sales	2J	101,680,168	74,554,214
Cost of goods sold	2K	42,086,530	29,538,359
Gross profit		59,593,638	45,015,855

Operating expenses
Selling		4,734,597	3,347,947
General and administrative		12,541,165	5,452,014
Research and development		22,102	2,537,854
Total operating expenses		17,297,864	11,337,815

Income from operations		42,295,774	33,678,040

Non-operating income (expenses)
Interest income		278,023	82,838
Other income		541,893	481,490
Other expenses		(1,449)	(2,666)
Total non-operating income, net		818,467	561,662

Income before income tax		43,114,241	34,239,702
Income tax	15	13,482,350	9,802,018

Net income		$29,631,891	$24,437,684

Other comprehensive income
Foreign currency translation gain	2O	4,407,680	1,680,040

Comprehensive income		34,039,571	$26,117,724

Basic weighted average shares outstanding		$0.90	$0.87
Diluted weighted average shares outstanding		$0.90	$0.87

Basic earnings per share		32,918,387	28,091,282
Diluted earnings per share		32,918,387	28,092,743

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2011 and 2010

(Stated in US Dollars)

	For the years ended December 31,
	2011	2010

Cash flows from operating activities:
Net Income	29,631,891	24,437,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,405,639	1,193,045
Stock compensation	10,031,133	3,843,732
Stock Option	-	35,132
Changes in deferred tax	(146,762)	(90,241)
(Increase) decrease in current assets:
Accounts receivable	(4,771,293)	(638,024)
Advance to suppliers and other receivables	(4,080,195)	(214,767)
Inventory	(601,024)	(92,239)
Increase (decrease) in current liabilities:
Accounts payable	367,864	1,118
Unearned revenue	(541,893)	505,207
Accrued expenses and other payables	(689,128)	1,346,510
Taxes payable	(152,770)	3,866,569

Net cash provided by operating activities	30,453,462	34,193,726

Cash flows from investing activities:
Construction in progress	(150,367)	(669,001)
Acquisition of property and equipment	(14,883,680)	(59,301)

Net cash provided by (used in) investing activities	(15,034,047)	(728,302)

Cash flows from financing activities:
Net proceeds from shares issued	2,016,900	4,323,913
Advance to shareholder	1,712	-
Advance to related party	-	25,113

Net cash provided by financing activities	2,018,612	4,349,026

Effect of exchange rate change on cash and equivalents	2,981,391	1,169,343

Increase in cash and equivalents	20,419,418	38,983,793

Cash and equivalents, beginning of period	50,363,812	11,380,019

Cash and equivalents, end of period	70,783,230	50,363,812

Supplementary cash flow information:
Income tax paid	$13,390,566	$10,163,057

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2011 and 2010

(Stated in US Dollars)

	Shares	Amount	Additional paid in capital	Statutory reserves	Other comprehensive income	Retained Earnings	Total
Balance at January 1, 2010	25,486,800	$255	$139,245	$1,069,507	$844,526	$21,367,517	$23,421,050
Shares issued for capital contribution	2,615,584	26	4,323,887	-	-	-	4,323,887
Shares issued for service providers	1,861,167	19	4,762,016	-	-	-	4,762,016
Stock option for services	-	-	35,132	-	-	-	35,132
Contribution by Shareholder	-	-	8,270,321	-	-	-	8,270,321
Net Income	-	-	-	-	-	24,437,684	24,437,684
Appropriation to statutory reserves	-	-	-	1,362,420	-	(1,362,420)	-
Foreign currency translation gain	-	-	-	-	1,680,040	-	1,680,040
Balance at December 31, 2010	29,963,551	$300	$17,530,601	$2,431,927	$2,524,566	$44,442,781	$66,930,175

Balance at January 1, 2011	29,963,551	$300	17,530,601	2,431,927	2,524,566	44,442,781	66,930,175
Shares issued for capital contribution	938,329	9	2,016,900	-	-	-	2,016,900
Shares issued for service providers	3,550,000	35	9,112,788	-	-	-	9,112,788
Net Income	-	-	-	-	-	29,631,891	29,631,891
Foreign currency translation gain	-	-	-	-	4,407,680	-	4,407,680
Balance at December 31, 2011	34,451,880	$344	$28,660,289	$2,431,927	$6,932,246	$74,074,672	$112,099,478

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

December 31, 2011 and 2010

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

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

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on management’s analysis noted above, the Company made allowance for bad debts of $293,493 and $0 at December 31, 2011 and 2010, respectively.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

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

We evaluate the recoverability of long-lived assets with finite lives in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows. Fair value is generally determined by the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2011 and 2010, there were no significant impairments of its long-lived assets.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expenses and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2011 and 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

December 31, 2011 and 2010

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

Sales returns and allowances was $0 for the years ended December 31, 2011 and 2010. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

K.	Cost of Goods Sold

Cost of goods sold consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventory to the lower of cost or market is also recorded in cost of goods sold.

L.	Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the PRC and the US. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the US. Balances at financial institutions within the PRC are not covered by insurance. As of December 31, 2011 and 2010, the Company had approximately $0 and $194,000 deposits in the bank located in US which was in excess of federally insured limits; the Company had $70,743,843 and $49,969,700 deposits in the banks in China, respectively. The Company’s financial institutions in China are reputable banks and majority owned by the Chinese government. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

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

For certain of the Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

☐	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
☐	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
☐	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of December 31, 2011 and 2010, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the years ended December 31, 2011 and 2010 included net income and foreign currency translation adjustments.

P.	Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718 and 505, “Share Based Payment”. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

Q.	Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the year ended December 31, 2011, there were no dilutive shares outstanding due to anti-dilutive feature. The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Net income	$29,631,891	$24,437,684

Weighted average shares outstanding – basic	32,918,387	28,091,282
Effect of dilutive securities:	-	1,461
Weighted average shares outstanding – diluted	32,918,387	28,092,743

Earnings per share – basic	$0.90	$0.87
Earnings per share - diluted	$0.90	$0.87

R.	Segment Reporting

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

T.	New Accounting Pronouncements

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the disclosure requirements for the business combinations in 2011.

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company does not intend to adopt this ASU No. 2011-08 before September 15, 2011, and does not expect it to have a material impact on the Company’s consolidated financial position and results of operations.

3.	Accounts Receivable

	12/31/2011	12/31/2010
Accounts receivable	$5,869,861	$652,167
Less: Allowance for doubtful accounts	(293,493)	-
	$5,576,368	$652,167

Allowance for bad debt:	12/31/2011	12/31/2010
Beginning balance	$-	$-
Additions to allowance	(293,493)	-
Ending balance	$(293,493)	$-

The Company offers credit terms of between 30 to 60 days to most of their customers.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

4.	Advances to Suppliers and Other Receivables

Advances to suppliers and other receivables at December 31, 2011 and 2010 were as follows:

	2011	2010
Prepaid IR expense	$72,500	$228,904
Advance to suppliers	4,353,369	9,401
Other	744	3,037
Total	$4,426,613	$241,342

5.	Inventory

Inventory at December 31, 2011 and 2010 was as follows:

	2011	2010
Raw materials	$299,271	$138,897

Work in progress	233,820	-
Packing materials	265,822	34,925
Finished goods	225,554	214,713
Total	$1,024,467	$388,535

6.	Property and Equipment, net

Property and equipment consisted of the following at December 31, 2011 and 2010:

	2011	2010
Building	$2,4178,930	$8,508,466
Building improvements	988,664	940,625
Production equipment	2,589,602	2,444,801
Office furniture and equipment	232,056	219,916
Vehicles	133,559	127,070
	28,122,811	12,240,878
Less: Accumulated depreciation	(3,913,986)	(2,634,609)
	$24,208,825	$9,606,269

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

During the year ended December 31, 2011, the Company purchased an office building in Harbin City, Heilongjiang Province for RMB 96,000,000 (US$15,235,900) for operation purposes.

Depreciation for the years ended December 31, 2011 and 2010 was $1,116,825 and $911,600, respectively.

7.	Construction in Progress

At December 31, 2011, construction in progress consisted of the payment for constructing a manufacturing line for producing licorice flavonoids. The construction was substantially completed at the end of September 2011. However, the manufacturing line is in the process of final inspection before put in use.

8.	Intangible Assets

Intangible assets consisted of the following at December 31, 2011 and 2010:

	2011	2010
Land use right	$13,293,435	$12,647,501
Goodwill arising from acquisition of Tianfang	3,881,455	3,692,853
Software and internet domain	8,708	8,285
	17,183,598	16,348,639
Less: Accumulated amortization	(920,360)	(593,973)
	$16,263,238	$15,754,666

All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants users a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis over 50 years.

Amortization for 2011 and 2010 was $288,814 and $281,453, respectively. Amortization for the next five years from December 31, 2011 is expected to be $310,000, $295,000, $295,000, $295,000 and $295,000, respectively.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

9.	Related Party Transactions

Dues to Related Party

At December31, 2011 and 2010, due to related party represented Company’s expenses of $0 and $25,669 paid by a related party company owned by one of the Company’s officers. This advance bears no interest and is payable upon demand.

10.	Major Customers and Vendors

There were no customers who accounted for over 10% of the Company’s total sales for 2011 and 2010.

One and two vendors collectively provided 21% and 34% of the Company’s purchases of raw materials for 2011 and 2010, respectively. For 2011, the vendor accounted for 21% of total purchase; for 2010, each vendor accounted for 21% and 13% of total purchase, respectively. Accounts payable to these vendors are $82,354 and $0 at December 31, 2011 and 2010, respectively.

11.	Unearned Revenue

On June 30, 2010, the Company entered into an agreement with a medicine manufacturing company for leasing them the use right of a product manufacturing technology and related workshop for a period of one year. The total lease payment was RMB 7 million ($1.06 million), RMB 4 million ($606,000) was for the technology use right and RMB 3 million ($454,000) was for the workshop rental. For 2010, RMB 3.5 million ($0.53 million) was recognized as other income, and RMB 3.5 million ($0.53 million) was recognized as unearned revenue as of December 31, 2010. During the year ended December 31, 2011, the unearned revenue of RMB 3.5 million ($0.53 million) was recognized as other income.

12.	Taxes Payable

Taxes payable consisted of the following at December 31, 2011 and 2010:

	2011	2010
Income taxes	$4,960,139	$4,610,332
Value added taxes	1,310,687	1,477,018
Sales tax payable	55,548	26,424
Other	106,640	155,648
	$6,433,014	$6,269,422

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

13.	Other Payables and Accrued Expenses

Accrued expenses consisted of the following at December 31, 2011 and 2010:

	2011	2010
Sales commission	$622,387	$1,212,515
Payroll and welfare	-	18,563
Accrued expenses	26,035	145,076
Auditing	83,173	-
Other payables	8,202	-
	$739,797	$1,376,154

14.	Deferred Tax Asset (Liability)

Deferred tax represented differences between the tax basis and book basis of property, equipment and land use right.

At December 31, 2011 and 2010, deferred tax asset (liability) consisted of the following:

	2011	2010
Deferred tax asset on bad debt allowance - current	$37,192	$-
Deferred tax asset (net) on property and equipment for basis differences since acquisition of Heilongjiang Weikang and Tianfang – noncurrent	$364,238	$238,794
Deferred tax asset arising from the acquisition of Heilongjiang Weikang - noncurrent	32,099	30,539
Deferred tax liability arising from the acquisition of Tianfang - noncurrent	(3,924,858)	(3,734,148)
Deferred tax liability, net - noncurrent	$(3,528,521)	$(3,464,815)

15.	Income Taxes

Weikang and Sinary were incorporated in the US and have net operating losses (NOL) for income tax purposes. Weikang and Sinary had NOL carry forwards for income taxes $14,259,915 and $1,150,884 at December 31, 2011, respectively, which may be available to reduce future years’ taxable income as NOL; NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses is uncertain due to Weikang and Sinary’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

Heilongjiang Weikang and Tianfang are governed by the Income Tax Law of the PRC concerning the private enterprises that are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(11.9)%	(10.1)%

Valuation allowance for US NOL	10.9%	4.1%

Non-tax deductible expenses	-%	0.6%
Other	0.2%	-%
Tax per financial statements	33.2%	28.6%

The provisions for income taxes for the years ended December 2011 and 2010 consisted of the following:

	2011	2010
Income tax expense - current	$13,371,870	$9,892,259
Income tax benefit - deferred	(110,480)	(90,241)
Total income tax expenses	$13,482,350	$9,802,018

16.	Stockholders’ Equity

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

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

In connection with the Financing, the Company entered into an Investor Relations Escrow Agreement, pursuant to which the Company established an escrow account of $150,000 which may be allocated and released to investor relations firms for marketing purposes at the sole discretion of a representative of the Investors. The Company paid $150,000 to an IR firm for it to provide IR services over two years. For 2010, the Company recorded $71,096 as an IR expense. During the year ended December 31, 2011, the Company recorded the remaining portion of $78,904 as an IR expense.

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

Private Placement in December 2010

In December, 2010, the Company sold in a series of private placement a total of 286,249 Units, each unit comprised (i) four shares of common stock,  (ii) a three-year warrant to purchase one share of common stock at an exercise price of $3.60 per share (the “Series C Warrant”), and (iii) a three-year warrant to purchase one share of common stock at an exercise price of $4.80 per share (The “Series D Warrant”), for $2,747,973. The Company received net proceeds of $1,976,413. In connection with the Financing the Company paid the following: (i) $299,777 in placement agents’ fees, (ii) $150,000 to an Investment Relations escrow account, and (iii) $321,783 offering expenses, including legal fees, financing consultant fees and bank account management fees. The Company recorded $77,500 as IR expense during the year ended December 31, 2011.

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

December 31, 2011 and 2010

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

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Granted – series A warrants	386,028	3.00	3.00
Granted – series B warrants	386,028	5.00	3.00
Granted – warrants to placement agents	93,232	2.40	3.00
Granted – series C warrants	286,249	3.60	3.00
Granted – series D warrants	286,249	4.80	3.00

Exercised	-
Forfeited	-
Outstanding at December 31, 2010	1,437,786	3.98	2.46
Exercisable at December 31, 2010	1,437,786	3.98	2.46

Granted – warrants to placement agents	75,000	2.40	3.00
Granted – series C warrants	234,582	3.60	3.00
Granted – series D warrants	234,582	4.80	3.00

Exercised	-
Forfeited	-
Outstanding at December 31, 2011	1,981,950	3.97	1.63
Exercisable at December 31, 2011	1,981,950	3.97	1.63

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

Stock-Based Compensation and Deferred Compensation

On January 20, 2010, the Company issued 600,000 shares of Common Stock valued at $3.26 per share to several consultants for providing consulting services to the Company for a period of twelve-month. During the year ended December 31, 2010, the Company amortized $1,793,000 as stock-based compensation expense. During the year ended December 31, 2011, the Company amortized $163,000 as stock-based compensation expense.

On January 20, 2010, the Company issued 180,000 shares to an investor relation firm for providing IR services for a period of two-year; the stock was valued at $3.26 per share. During the years ended December 31, 2011 and 2010, the Company amortized $311,084 and $277,324 as stock-based compensation expense. The IR service was terminated during the third quarter of 2011.

During the first quarter of 2010, the Company issued 20,000 shares to one employee with stock valued at $3.26 per share. The Company recorded $65,200 stock-based compensation expense for the shares issued to this employee.

On April 7, 2010, the Company issued 40,000 shares common stock as annual compensation to four independent directors of the Company (10,000 shares each) for one-year service period with stock valued at $4.65 per share. The Company recorded $48,921 and $137,079stock-based compensation during the years ended December 31, 2011 and 2010, respectively.

On July 28, 2010, the Company issued 40,000 shares common stock as compensation to a consulting company for a one-month business consulting service with stock valued at $3.18 per share. The Company recorded $127,200 as stock-based compensation during 2010.

On October 3, 2010, the Company issued 500,000 shares common stock as compensation to a consulting company for a one-month business consulting service with stock valued at $2.70 per share. The Company recorded $1,350,000 as stock-based compensation during 2010.

On November 18, 2010, the Company issued 29,167 shares common stock as compensation to a former vice president of the Company with stock valued at $3.20 per share. The Company recorded $93,334 as stock-based compensation during 2010.

On December 29, 2010, the Company issued 25,000 shares common stock as compensation to an investor relation company for a one-year IR service with stock valued at $2.90 per share. The Company recorded $71,904 and $596 stock-based compensation during the years ended December 31, 2011 and 2010, respectively. The IR service was terminated during the third quarter of 2011.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

In December 2010, the Company issued 200,000 shares to a consulting company for a three-month business consulting services with Far East Strategies, LLC.  The stock was valued at $2.44 per share. The Company recorded $488,000 stock-based compensation during the year ended December 31, 2011.

On November 11, 2010, the Company issued 80,000 shares to a consultant for a one-month consulting service. The stock was valued at $3.20 per share. The Company recorded $256,000 stock-based compensation during the year ended December 31, 2010.

According to an investor relation agreement, the Company issued 5,000 shares to an IR firm on January 20, 2011 and January 24, 2011, respectively. The stock was valued at $3.35 and $3.90 per share (stock price at grant date). During 2011, the Company recorded $36,250 as stock-based compensation.

On April 2, 2011, the Company issued 1,500,000 shares to a consultant for three-month consulting service. The stock was valued at $2.95 per share. During 2011, the Company recorded $4,425,000 as stock-based compensation.

On July 3, 2011, the Company issued 1,500,000 shares to a consultant for a two-month consulting service. The stock was valued at $2.32 per share. During 2011, the Company recorded $3,480,000 as stock-based compensation.

On September 14, 2011, the Company issued 400,000 shares to a consulting firm for a three-month consulting service. The stock was valued at $2.00 per share. During 2011, the Company recorded $800,000 as stock-based compensation.

On October 1, 2011, the Company issued 60,000 shares to three independent directors (20,000 shares each). The stock was valued at $1.93 per share. During 2011, the Company recorded $115,582 as stock-based compensation.

As of December 31, 2011 and 2010, the Company had deferred compensation of $0 and $918,303, respectively, of which, $0 and $902,226 at December 31, 2011 and 2010 was current and to be amortized within one year. Deferred compensation arose from stock issued in advance for consulting and IR services to be received.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

Option to legal counsel

On October 4, 2010, the Company granted stock options to its legal counsel to acquire 20,000 shares of the Company’s common stock, at $2.70 per share, vested immediately with a life of 3 years. The options were vested in the grant date. The fair value of the options was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date fair value of options was $35,132. The Company recorded $35,132 as stock-based compensation during 2010. The weighted remaining contractual term for the option was 1.76 years at December 31, 2011.

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

December 31, 2011 and 2010

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

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang for $15,000,000 (RMB 102,886,500). The total consideration for acquisition exceeded fair value of the net assets acquired by approximately $3,881,455. The excess was recorded as goodwill. Goodwill was recorded as intangible assets.  As of December 31, 2011, the Company concluded there was no impairment of goodwill.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

20.	Subsequent Event

On February 1, 2012, Alpha Capital Anstalt (“Plaintiff”) filed a civil suit (the “Complaint”) against the Company in the United States District Court for the Central District Court of California. In the Complaint, Plaintiff asserts breach of contract claims against the Company based upon the Company’s purported breach of certain anti-dilution provisions of a subscription agreement. In the Complaint, Plaintiff seeks unspecified damages, together with injunctive relief from the court ordering the Company to issue to it at least 100,832 shares of its common stock and also to reduce the exercise price on certain warrants owned by Plaintiff. On February 21, 2012, the Court dismissed the case on the ground that it does not have subject matter jurisdiction over the parties.

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

Management carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, pursuant to Exchange Act Rule 13(a)-14(c). We carried out this evaluation using criteria similar to that proscribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (the “COSO Report”). Based on this assessment, management concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act would be recorded, processed, summarized and reported in accordance with the rules and forms of the SEC.

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Based on that evaluation and the criteria set forth in the COSO Report, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

Name	Age	Positions
Yin Wang	55	Chief Executive Officer and Chairman of the Board of Directors
Baolin Sun	55	Chief Financial Officer
Jeffery Chuang	42	Director
Allen Zhang	57	Director
Yan Huang	46	Director

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

Jeffery Chuang, is a shareholder at Z & C Accountancy Corporation, a certified public accountant firm in Los Angeles, California. Mr. Chuang works on corporate, partnership and high net-worth individual tax compliance and planning. Prior to joining Z & C Accountancy Corporation, Mr. Chuang was auditor-in-charge in several local CPA firms where he gained extensive experience with auditing a variety of privately held companies, primarily in the manufacturing, retail and distribution industries. Mr. Chuang received a master’s degree in taxation from Golden Gate University and completed a Bachelor’s degree in finance from California State University, Northridge.

Allen Zhang has been serving as the International Business Consultant of Oriental Connections/China Railway Construction 18th Bureau Corporation/Shanghai Power Transmission Engineering Company since 2002. Since 2008, Mr. Zhang also has been serving as the Interim Chief Financial Officer of Pansoft Company Limited, an enterprise resource planning (ERP) software solutions and services provider for the oil and gas industry in China.  Mr. Zhang received his Bachelor of Science degree in Economics from People’s University of China, Beijing, China in 1982 and his Master of Science in Agricultural and Applied Economics from University of Minnesota in 1988.

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

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the Nominating and Corporate Governance Committee considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Nominating Committee determines are pertinent in light of the current needs of the board. The Nominating and Corporate Governance Committee also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The board and the Nominating and Corporate Governance Committee require that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially. The board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The board has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of the Company’s current needs and its business priorities. The board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or a President or like position. Marketing is the core focus of our business and the Company seeks to develop and deploy innovative and effective marketing. Therefore, the board believes that marketing experience should be represented on the board.

Set forth below are a chart and a narrative disclosure that summarize the specific qualifications, attributes, skills and experiences described above. An “X” in the chart below indicates that the item is a specific reason that the director has been nominated to serve on the Company’s Board. The lack of an “X” for a particular qualification does not mean that the director does not possess that qualification or skill. Rather, an “X” indicates a specific area of focus or expertise of a director on which the board currently relies.

	Yin Wang	Jeffery Chuang	Allen Zhang	Yan Huang
High level of financial literacy		X	X
Diversity of race, ethnicity, gender, age, cultural background or professional experience	X	X		X
Extensive knowledge of the Company’s business	X
Marketing experience	X
Relevant Chief Executive/President or like experience	X		X

Yin Wang

Diversity of race, ethnicity, gender, age, cultural background or professional experience - Mr. Yin Wang has extensive clinical training and bio-medical research experience, having been a physician in China for over 30 years.

Extensive knowledge of the Company’s business – Mr. Yin is the founder and Chairman of Weikang.

Marketing – Mr. Yin has accumulated extensive experience on marketing from his prior positions at several hospitals and at Heilongjiang Weikang.

Relevant Chief Executive/President or like experience - From 1980 to 1982, Mr. Yin Wang served as the Director of the Surgical Department at the Harbin Geriatric Hospital. Thereafter, from 1982 until 2001, Mr. Yin Wang served as the Director of Harbin No. 2 Chinese Medical Hospital.

Jeffery Chuang

High level of financial literacy –Mr. Chuang is a shareholder at Z & C Accountancy Corporation, , a certified public accountant firm in Los Angeles, California.

Diversity of race, ethnicity, gender, age, cultural background or professional experience - Mr. Chuang works on corporate, partnership and high net-worth individual tax compliance and planning. Prior to joining Z & C Accountancy Corporation, Mr. Chuang was auditor-in-charge in several local CPA firms where he gained extensive experience with auditing a variety of privately held companies, primarily in the manufacturing, retail and distribution industries.

Allen Zhang

High level of financial literacy - Since 2008, Mr. Zhang has been serving as the Interim Chief Financial Officer of Pansoft Company Limited, an enterprise resource planning (ERP) software solutions and services provider for the oil and gas industry in China.

Relevant Chief Executive/President or like experience – Mr. Zhang has been serving as the International Business Consultant of Oriental Connections/China Railway Construction 18th Bureau Corporation/Shanghai Power Transmission Engineering Company since 2002.

Yan Huang

Diversity of race, ethnicity, gender, age, cultural background or professional experience – Ms. Huang is a PRC qualified lawyer.  From 1988 to 1992, Ms. Huang participated in the professional business trainings of the copyright law, real estate law, mergers and acquisitions and reorganization.  She studied the Russian trade regulations in Moscow in 1993.

Involvement In Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

The Audit Committee is comprised of Jeffery Zhang, and Allen Zhang, with Jeffery Zhang serving as chairman. The board of directors has determined that all members of the Audit Committee are independent directors under the NYSE Amex rules and each of them is able to read and understand fundamental financial statements. The board of directors has determined that Jeffery Chuang qualifies as an “audit committee financial expert” as defined in the Exchange Act.

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

The Compensation Committee is comprised of Allen Zhang, Yan Huang and Jeffery Chuang, with Jeffery Chuang serving as chairman. The directors who serve on the Compensation Committee are “independent” directors based on the definition of independence under the NYSE Amex rules. Our board of directors has adopted a written charter for the Compensation Committee on April 19, 2010.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee is involved in evaluating the desirability of and recommending to the board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers.

The Nominating and Corporate Governance Committee is comprised of Yan Huang, Jeffery Chuang and Allen Zhang, with Allen Zhang serving as chairwoman. The directors who serve on the Nominating and Corporate Governance Committee are “independent” directors based on the definition of independence under the NYSE Amex rules. Our board of directors has adopted a written charter for the Compensation Committee on April 19, 2010.

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

Stockholders who wish to recommend to the Nominating and Corporate Governance Committee a candidate for election to the board of directors should send their letters to WEIKANG BIO-TECHNOLOGY GROUP CO., INC., No. 365 Chengde Street, Daowai District, Harbin, Heilongjiang Province, PRC 150020, Attention: Nominating and Corporate Governance Committee, in accordance with the procedures set forth in the Nominating and Corporate Governance Committee Charter. For nominees for election to our board of directors proposed by stockholders to be considered, the following information concerning each nominee must be timely submitted in accordance with the required procedures:

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

A copy of the Code of Ethics is filed as Exhibit 14.1 to this annual report.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2011, our officers and directors, and all of the persons known to us to own more than 10% of our Common Stock, filed all required reports on a timely basis except that Jeffery Chuang was late in filing a Form 3 and each of Allen Zhang and Yvonne Zhang was late in filing Form 4s.

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

Summary Compensation Table

 The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the fiscal years ended December 31, 2011 and 2010, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Yin Wang Chief Executive Officer	2011	37,158.61	0	0	0	0	0	0	37,158.61
and Chairman	2010	4,000	0	0	0	0	0	0	4,000
Yanhua Liu Former Chief Financial Officer	2011	0	0	0	0	0	0	0	0
and Director (1)	2010	1,668.49	0	0	0	0	0	0	1,668.49
Baolin Sun Chief Financial Officer (2)	2011	18,579.30	0	0	0	0	0	0	18,579.30
	2010	2,425.89	0	0	0	0	0	0	2,425.89

(1)	On July 23, 2010, Ms. Yanhua Liu resigned as the Chief Financial Officer and director of the Company.
(2)	Mr. Baolin Sun was appointed our Chief Financial Officer on July 23, 2010. Mr. Sun receives a monthly cash compensation of RMB 10,000 and no equity compensation.

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2011.

Compensation of Directors

The following table sets forth a summary of compensation paid to our directors during the fiscal years ended December 31, 2011 and 2010.

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)(5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Yin Wang	2011	-	-	-	-	-	-	-
Director (1)	2010	-	-	-	-	-	-	-
Allen Zhang	2011	-	50,830	-	-	-	-	50,830
Director (2)	2010	-	34,270	-	-	-	-	34,270
Jeffery Chuang	2011	-	38,600	-	-	-		38,600
Director (3)	2010	-	-	-	-	-	-	-
Yan Huang	2011	-	50,830	-	-	-	-	50,830
Director (4)	2010	-	34,270	-	-	-	-	34,270

(1)	Mr. Wang does not receive any compensation for his services as director of the Company.
(2)	On April 7, 2010, our board of directors appointed Allen Zhang as our director effective immediately. In connection with the appointment, Allen Zhang received an annual compensation of 10,000 shares of our Common Stock. On October 25, 2011, Mr. Zhang was issued 20,000 restricted shares of common stock for his services rendered.
(3)	On April 8, 2011, our board of directors appointed Jeffery Chuang as our director effective immediately. On October 25, 2011, Mr. Chuang was issued 20,000 restricted shares of common stock for his services rendered.
(4)	On April 7, 2010, our board of directors appointed Yan Huang as our director effective immediately. In connection with the appointment, Yan Huang received an annual compensation of 10,000 shares of our Common Stock. On October 25, 2011, Ms. Huang was issued 20,000 restricted shares of common stock for her services rendered.
(5)	These columns reflect the aggregate grant date fair value of stock awards in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value the awards reported in these columns, please see the discussion of stock awards and option awards contained in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report in Notes to Consolidated Financial Statements at Note 16, “Shareholders’ Equity”.

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

The following tables set forth information as of March 29, 2012 regarding the beneficial ownership of stock by (a) each stockholder who is known by the Company to own beneficially in excess of 5% of the Company’s outstanding stock; (b) each director; (c) the Company’s chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 34,451,880 shares of Common Stock outstanding, as of March 29, 2012.  Except as otherwise indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 29, 2012

Name & Address of Beneficial Owner (1)	Title of Class	Amount & Nature of Beneficial Owner (2)		% of Class (2)
Owner of More Than 5%
Lucky Wheel Limited P.O. Box 957 Offshore Incorporations Centre Tortola, British Virgin Islands	Common Stock, $.00001 par value	22,925,200		66.54%
Weili Wang	Common Stock, $.00001 par value	22,925,200	(3)	66.54%
Directors and Executive Officers
Yin Wang (3)	Common Stock, $.00001 par value	22,925,200	(3)	66.54%
Baolin Sun	Common Stock, $.00001 par value	0		*
Jeffery Chuang	Common Stock, $.00001 par value	20,000	(4)	*
Allen Zhang	Common Stock, $.00001 par value	30,000	(5)	*
Yan Huang	Common Stock, $.00001 par value	30,000	(6)	*
All directors and executive officers as a group (four persons)	Common Stock, $.00001 par value	23,005,200		66.77%

* Less than one percent.

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

(3)  On May 5, 2010, Ms. Weili Wang, the sole owner of Lucky Wheel Limited (“Lucky Wheel”), and Yin Wang, our Chief Executive Officer and Chairman of the Board entered into a Call Option Agreement (the “Option Agreement”), pursuant to which Weili Wang granted Yin Wang an irrevocable and unconditional option to purchase all of her ordinary shares of Lucky Wheel (the “Option Shares”) at a price of $0.10 per ordinary share for a total purchase price of $1,000.  Mr. Wang has the right to purchase thirty-four percent (34%) of the Option Shares on December 31, 2010 and thirty-three percent (33%) of the Option Shares on December 31, 2011 and December 31, 2012, respectively.  The Option Agreement expires on June 29, 2015.  As of March 29, 2012, Mr. Wang has acquired the right to purchase 67% of the Option Shares. Since the sole asset of Lucky Wheel is 22,925,200 shares of our Common Stock, Mr. Wang thus indirectly owned 7,794,568 shares of our Common Stock. In addition, Mr.Wang serves as the Chief Executive Officer and a director of Lucky Wheel. Mr.Wang has the power to block any change in the structure of Lucky Wheel and the issuance of any new shares of Lucky Wheel, among other powers. Yin Wang may be deemed the ultimate beneficial owner of the 22,925,200 shares of our Common Stock by virtue of his blocking power and his right to exercise options held in Lucky Wheel Limited.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Except for the ownership of our securities, none of the directors, executive officers, holders of more than five percent of the Company’s outstanding common stock, or any member of the immediate family of any such person have, to our knowledge, had a material interest, direct or indirect, in any transaction occurred since the beginning of the fiscal year of 2011 or proposed transaction which may materially affect the Company.

Director Independence

The Board of Directors has determined that the Company currently has three independent directors, Jeffery Chuang, Allen Zhang and Yan Huang, as that term is defined under the NYSE Amex rules. Our former directors, Yilun Jin and Yvonne Zhang, who resigned on April 7, 2011, were also considered “independent” pursuant to the NYSE Amex rules.

There were no transactions, relationships or arrangements not disclosed pursuant to Item 404(a) of Regulation S-K that were considered by the board of directors under the independence definitions of the NYSE Amex rules in determining the director is independent.

Item 14.	Principal Accounting Fees and Services.

Fees Billed For Audit and Non-Audit Services

Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2011		2010

Audit Fees (1)		$-	$197,000
Goldman Kurland and Mohidin LLP (2)
Samuel H. Wong & Co., LLP (2)		120,000	-
Audit-Related Fees	$		$-
Goldman Kurland and Mohidin LLP (2)
Samuel H. Wong & Co., LLP (2)
Tax Fees (4)		6,500	6,500
All Other Fees (5)		-	-
Total Accounting Fees and Services		$126,500	$203,500

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	On May 9, 2011, the Company notified Goldman Kurland and Mohidin LLP (“GKM”)that it was being dismissed as the Company’s registered independent public accounting firm. On May 9, 2011, the Audit Committee of the Company’s Board of Directors approved the engagement of Samuel H. Wong & Co., LLP (“SHW & Co”)as the Company’s independent registered public accounting firm. The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, SHW & Co and GKM, for our audits of the annual financial statements for the year ended December 31, 2011 and 2010.

(3)	The amounts shown in 2011 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2011, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2012.The amounts shown in 2010 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2010, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2011.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

(1) The following financial statements of Weikang Bio-Technology Group Co, Inc. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheet at December 31, 2011 and 2010

Statements of Operations - for the years ended December 31, 2011 and 2010

Statements of Cash Flows - for the years ended December 31, 2011 and 2010

Statements of Stockholders’ Equity - for the years ended December 31, 2011 and 2010

Notes to Financial Statements

(b) Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement among Expedition Leasing Inc. (“Expedition Leasing”), certain stockholders of Expedition Leasing, Sinary Bio-Technology Holding Group, Inc. (“Sinary”) and the sole stockholder of Sinary dated December 7, 2007 (1)
2.2	Equity Transfer Agreement between Sinary and the owners of 100% of the registered equity of Heilongjiang Weikang Bio-Technology Group Co., Ltd. Dated October 25, 2007 (1)
2.3	Agreement and Plan of Merger dated as of June 4, 2008 between Expedition Leasing and Weikang (2)
3.1	Articles of Incorporation of Weikang (2)
3.2	Bylaws of Weikang (2)
4.1	Form of Series A and B Common Stock Warrant (3)
4.2	Form of Series C Warrant (5)
4.3	Form of Series D Warrant (5)
4.4	Form of warrants issued to the placement agents (5)
4.5	Form of Subscription Agreement, by and between Weikang Bio-Technology Group Company, Inc. and the investors. (5)
4.6	Form of Registration Rights Agreement, by and between Weikang Bio-Technology Group Company, Inc. and the investors. (5)
4.7	Form of Lock-Up Agreement (5)
10.1	Stock Transfer Agreement dated as of June 30, 2008 by and among Heilongjiang Weikang Bio-Technology Group Co., Ltd., Beijing Shiji Qisheng Trading Co., Ltd., Tri-H Trade (U.S.A.) Co., Ltd., and Tianfang (Guizhou) Pharmaceutical Co., Ltd. (4)
10.2	The Weikang Bio-Technology Group Company, Inc. 2008 Stock Incentive Plan (2)
10.3	Subscription Agreement dated January 20, 2010, between Weikang and the subscribers identified on the signature pages thereto (3)
10.4	Investor Relations Escrow Agreement dated January 20, 2010, among Weikang, the escrow agent named therein and Opus Holdings Three, Ltd. (3)
10.5	Lease Agreement dated January 1, 2008 between Heilongjiang Weikang Bio-Technology Group and Harbin Dongfeng Pharmaceutical Corp. Ltd. relating to the lease of the workshop and technology for manufacturing royal jelly.(6)
10.6	Shell Company Purchase Agreement dated December 8, 2007 between the Company and Yin Wang relating the advance from an officer of the Company(6)
10.7	English translation of land use right certificate issued by Xiuwen County Land Bureau and Bureau of Real Estate Management of Guiyang City for the benefit of Tianfang (Guizhou) Pharmaceutical Co., Ltd., which expires December 9, 2051(6)
10.8	English translation of land use right certificate issued by Bureau of Land and Resources of Shuang-Cheng City for the benefit of Heilongjiang Weikang Bio-Technology Group, which expires April 8, 2055(6)
10.9	Make Good Securities Escrow Agreement, dated December 2, 2010, by and between Weikang Bio-Technology Group Company, Inc., Sichenzia Ross Friedman Ference LLP, as escrow agent, and Lucky Wheel Limited.(5)

10.10	Investor and Public Relations Escrow Agreement, dated December 2, 2010, by and between Weikang Bio-Technology Group Company, Inc., Sichenzia Ross Friedman Ference LLP, as escrow agent, and MidSouth Investor Fund LP, as representative for the investors.(5)

10.11	Escrow Deposit Agreement, dated October 25, 2010 and amendment thereto dated November 24, 2010, by and between Weikang Bio-Technology Group Company, Inc., Hunter Wise Securities, LLC, and Signature Bank, as escrow agent. (5)
10.12	Office Building Purchase Agreement, dated September 20, 2011, by and between the Company and Bin County Weicheng Rural Credit Cooperative *
21.1	List of Subsidiaries (6)
14.1	Code of Ethics*
23.1	Consent of Independent Registered Public Accounting Firm*
23.2	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL INSTANCE DOCUMENT*
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA*
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE*
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

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

WEIKANG BIO-TECHNOLOGY GROUP COMPANY, INC.

Date: March 30, 2012	/s/ Yin Wang
Yin Wang
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yin Wang	Chief Executive Officer and Chairman of the Board	March 30, 2012
Yin Wang

/s/ Baolin Sun	Chief Financial Officer	March 30, 2012
Baolin Sun

/s/ Jeffery Chuang	Director	March 30, 2012
Jeffery Chuang

/s/ Allen Zhang	Director	March 30, 2012
Allen Zhang

/s/ Yan Huang	Director	March 30, 2012
Yan Huang

