Form 10-Q
period 2012-03-31
WEIKANG BIO-TECHNOLOGY GROUP CO., INC.
filed 2012-05-15
CIK 1484042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,772,933 shares of common stock, $.00001 par value, were outstanding as of May 14, 2012.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Weikang Bio-Technology Group Co., Inc.

Unaudited Consolidated Financial Statements

March 31, 2012 and December 31, 2011

(Stated in US Dollars)

Weikang Bio-Technology Group Co., Inc.

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

Weikang Bio-Technology Group Co., Inc.

We have reviewed the accompanying interim consolidated balance sheets of Weikang Bio-Technology Group Co., Inc. (“the Company”) as of March 31, 2012 and December 31, 2011, and the related statements of income, stockholders’ equity, and cash flows for the three months periods ended March 31, 2012 and 2011. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	WWC, P.C.
May 9, 2012	Certified Public Accountants

Weikang Bio-Technology Group Co., Inc.

Consolidated Balance Sheets

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

	Note	March 31, 2012	(Audited) December 31, 2011
Assets

Current assets
Cash and cash equivalents	2C	80,621,646	$70,783,230
Accounts receivable, net	2D,3	2,666,713	5,576,368
Advance to suppliers and other receivables	4	4,178,790	4,426,613
Inventory	2E, 5	266,324	1,024,467
Deferred tax asset		-	37,192

Total current assets		87,733,473	81,847,870

Non-current assets
Property and equipment, net	2F, 6	23,807,813	24,208,825
Construction in progress	7	873,806	872,891
Intangible assets	8	16,206,200	16,263,238

Total non-current assets		40,887,819	41,344,954

Total Assets		128,621,292	$123,192,824

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable		22,412	392,014
Taxes payable	10	5,676,260	6,433,014
Accrued expenses and other payables	11	665,019	739,797

Total current liabilities		6,363,691	7,564,825

Contingencies
Deferred Tax Liability, net	12	3,447,210	3,528,521

Total Liabilities		9,810,901	11,093,346

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.

Consolidated Balance Sheets

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

	Note	March 31, 2012	(Audited) December 31, 2011
Stockholders’ Equity
Common stock, $0.00001 par value; 100,000,000 shares authorized; 34,451,880 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	14	344	344
Additional paid in capital		28,660,289	28,660,289
Statutory reserves	15	2,431,927	2,431,927
Accumulated other comprehensive income		7,063,473	6,932,246
Retained earnings		80,654,358	74,074,672

Total stockholders’ equity		118,810,391	112,099,478

Total Liabilities and Stockholders’ Equity		128,621,292	123,192,824

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.

Consolidated Statements of Income and Comprehensive Income

For the three month periods ended March 31, 2012 and 2011

(Stated in US Dollars)

		For the three month periods ended March 31,
	Note	2012	2011

Net sales	2J	$17,673,783	$28,158,089
Cost of goods sold	2K	7,745,188	10,486,433
Gross profit		9,928,595	17,671,656

Operating expenses
Selling		659,167	945,724
General and administrative		592,722	1,567,329
Total operating expenses		1,251,889	2,513,053

Income from operations		8,676,706	15,158,603

Non-operating income (expenses)
Interest income		93,338	50,419
Other income		-	265,828
Other expenses		(174)	(132)
Total non-operating income, net		93,164	316,115

Income before income tax		8,769,870	15,474,718
Income tax	13	2,190,184	4,168,657

Net income		$6,579,686	$11,306,061

Other comprehensive income
Foreign currency translation gain	2O	131,227	717,015

Comprehensive income		6,710,913	$12,023,076

Basic earnings per share		$0.19	$0.37
Diluted earnings per share		$0.19	$0.37

Basic weighted average shares outstanding		34,451,880	30,659,159
Diluted weighted average shares outstanding		34,451,880	30,665,613

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.

Consolidated Statements of Cash Flows

For the three month periods ended March 31, 2012 and 2011

(Stated in US Dollars)

	For the three month periods ended March 31,
	2012	2011

Cash flows from operating activities:
Net Income	6,579,686	$11,306,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	499,448	303,040
Stock compensation	-	292,250
Deferred Compensation	-	624,085
Changes in deferred tax	(47,681)	(21,279)
(Increase) decrease in current assets:
Accounts receivable	2,909,447	131,150
Advance to suppliers and other receivables	251,913	136,548
Inventory	757,640	(511,163)
Increase (decrease) in current liabilities:
Accounts payable	(369,245)	(12,152)
Unearned revenue	-	(265,828)
Accrued expenses and other payables	(75,371)	34,491
Taxes payable	(761,914)	(1,437,450)

Net cash provided by operating activities	9,743,923	10,579,753

Cash flows from investing activities:
Construction in progress	-	-
Acquisition of property and equipment	-	-

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Net proceeds from shares issued	-	2,016,900
Advance to related party	-	(1,685,000)

Net cash provided by financing activities	-	331,900

Effect of exchange rate change on cash and equivalents	94,493	549,163

Increase in cash and equivalents	9,838,416	11,460,816

Cash and equivalents, beginning of period	70,783,230	50,363,812

Cash and equivalents, end of period	80,621,646	61,824,628

Supplementary cash flow information:
Income tax paid	$2,354,817	$4,915,730

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.

Consolidated Statements of Stockholders’ Equity

For the year ended December 31, 2011 and the period ended March 31, 2012

(Stated in US Dollars)

	Shares	Amount	Additional paid in capital	Statutory reserves	Other comprehensive income	Retained Earnings	Total

Balance at January 1, 2011	29,963,551	$300	17,530,601	2,431,927	2,524,566	44,442,781	66,930,175
Shares issued for capital contribution	938,329	9	2,016,900	-	-	-	2,016,900
Shares issued for service providers	3,550,000	35	9,112,788	-	-	-	9,112,788
Net Income	-	-	-	-	-	29,631,891	29,631,891
Foreign currency translation gain	-	-	-	-	4,407,680	-	4,407,680
Balance at December 31, 2011	34,451,880	$344	$28,660,289	$2,431,927	$6,932,246	$74,074,672	$112,099,478

Balance at January 1, 2012	34,451,880	$344	$28,660,289	$2,431,927	$6,932,246	$74,074,672	$112,099,478
Net Income	-	-	-	-	-	6,579,686	6,579,686
Foreign currency translation gain	-	-	-	-	131,227	-	131,227
Balance at March 31, 2012	34,451,880	$344	$28,660,289	$2,431,927	$7,063,473	$80,654,358	$118,810,391

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

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

March 31, 2012 and December 31, 2011

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

On January 6, 2010, Weili Wang formed Lucky Wheel Limited (“Lucky Wheel”), a British Virgin Islands corporation and issued to herself 10,000 ordinary shares or 100% of the issued and outstanding share capital of Lucky Wheel. In June 2010 Ms. Weili Wang transferred 22,925,200 of her shares of the Company’s common stock (82% of the Company’s issued and outstanding common stock) to Lucky Wheel. On May 5, 2010, Ms. Weili Wang and Yin Wang entered into a Call Option Agreement (the “Option Agreement”), pursuant to which Weili Wang granted Yin Wang an irrevocable and unconditional option to purchase all of her ordinary shares of Lucky Wheel (the “Option Shares”) for U.S. $0.10 per ordinary share for a total of $1,000. Mr. Wang has the right to purchase 34% of the Option Shares on December 31, 2010 and 33% on December 31, 2011 and December 31, 2012, respectively. The Option Agreement expires June 29, 2015. If and when the option is fully exercised, Yin Wang will become the sole shareholder of Lucky Wheel whose sole asset is 22,925,200 shares of the Company’s common stock. Mr. Wang is expected to use his personal funds to pay for the Option Shares.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2012, its consolidated results of operations and cash flows for the three month periods ended March 31, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

March 31, 2012 and December 31, 2011

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

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on management’s analysis noted above, the Company made allowance for bad debts of $293,801 and $293,493 at March 31, 2012 and December 31, 2011, respectively.

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

March 31, 2012 and December 31, 2011

(Stated in US Dollars)

Building	20 years
Vehicle	5 years
Office Equipment	3-7 years
Production Equipment	3-10 years

G.	Land Use Right

Right to use land is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over 50 years.

H.	Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets with finite lives in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows. Fair value is generally determined by the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2012 and December 31, 2011, there were no significant impairments of its long-lived assets.

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

(Stated in US Dollars)

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expenses and penalties are classified in selling, general and administrative expenses in the statements of income. At March 31, 2012 and December 31, 2011, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

Sales returns and allowances was $0 for the years ended March 31, 2012 and December 31, 2011. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

(Stated in US Dollars)

K.	Cost of Goods Sold

Cost of goods sold consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventory to the lower of cost or market is also recorded in cost of goods sold.

L.	Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the PRC and the US. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the US. Balances at financial institutions within the PRC are not covered by insurance. As of March 31, 2012 and December 31, 2011, the Company had no deposit in the bank located in US which was in excess of federally insured limits; the Company had $80,621,646 and $70,783,230 deposits in the banks in China, respectively. The Company’s financial institutions in China are reputable banks and majority owned by the Chinese government. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

March 31, 2012 and December 31, 2011

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

As of March 31, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

(Stated in US Dollars)

Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the three months ended March 31, 2012 and 2011 included net income and foreign currency translation adjustments.

P.	Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718 and 505, “Share Based Payment”. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Q.	Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three months ended March 31, 2012, there were no dilutive shares outstanding due to anti-dilutive feature. The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

 Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

(Stated in US Dollars)

	Three Months Ended March 31,
	2012	2011
Net income	$6,579,686	$11,306,061

Weighted average shares outstanding – basic	34,451,880	30,659,159
Effect of dilutive securities:	-	6,454
Weighted average shares outstanding – diluted	34,451,880	30,665,613

Earnings per share – basic	$0.19	$0.37
Earnings per share - diluted	$0.19	$0.37

R.	Segment Reporting

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

S.	New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is adopted for fiscal years, and interim periods beginning after December 15, 2011 for public entities with retrospective application. There is no material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. There is no material impact on the consolidated financial statements upon adoption.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

(Stated in US Dollars)

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopts this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. There is no material impact on the consolidated financial statements upon adoption.

As of March 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

3.	Accounts Receivable

	3/31/2012	12/31/2011
Accounts receivable	$2,960,514	$5,869,861
Less: Allowance for doubtful accounts	(293,801)	(293,493)
	$2,666,713	$5,576,368

Allowance for bad debt:	3/31/2012	12/31/2011
Beginning balance	$(293,493)	$-
Additions to allowance	-	(293,493)
Effect of exchange rate change	(308)	-
Ending balance	$(293,801)	$(293,493)

The Company offers credit terms of between 30 to 60 days to most of their customers.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

(Stated in US Dollars)

4.	Advances to Suppliers and Other Receivables

Advances to suppliers and other receivables at March 31, 2012 and December 31, 2011 were as follows:

	2012	2011
Prepaid IR expense	$50,310	$72,500
Advance to suppliers	4,127,375	4,353,369
Other	1,105	744
Total	$4,178,790	$4,426,613

5.	Inventory

Inventory at March 31, 2012 and December 31, 2011 was as follows:

	2012	2011
Raw materials	$77,268	$299,271

Work in progress	-	233,820
Packing materials	96,864	265,822
Finished goods	92,192	225,554
Total	$266,324	$1,024,467

6.	Property and Equipment, net

Property and equipment consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Building	$24,204,283	$24,178,930
Building improvements	989,701	988,664
Production equipment	2,592,317	2,589,602
Office furniture and equipment	232,300	232,056
Vehicles	133,699	133,559
	28,152,300	28,122,811
Less: Accumulated depreciation	(4,344,487)	(3,913,986)
	$23,807,813	$24,208,825

Depreciation for the three months ended March 31, 2012 and 2011 was $425,511 and $232,201, respectively.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

(Stated in US Dollars)

7.	Construction in Progress

At March 31, 2012 and December 31, 2011, construction in progress consisted of the payment for constructing a manufacturing line for producing licorice flavonoids. The construction was substantially completed at the end of September 2011. However, the manufacturing line is in the process of final inspection before put in use.

8.	Intangible Assets

Intangible assets consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Land use right	$13,307,374	$13,293,435
Goodwill arising from acquisition of Tianfang	3,885,524	3,881,455
Software and internet domain	8,717	8,708
	17,201,615	17,183,598
Less: Accumulated amortization	(995,415)	(920,360)
	$16,206,200	$16,263,238

All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants users a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis over 50 years.

Amortization for the three months ended March 31, 2012 and 2011 was $73,937 and $70,839, respectively. Amortization for the next five years from March 31, 2012 is expected to be $310,000, $295,000, $295,000, $295,000 and $295,000, respectively.

9.	Major Customers and Vendors

There were no customers who accounted for over 10% of the Company’s total sales for the three months ended March 31, 2012 and 2011.

Two venders provided 23% of the Company’s purchases of raw materials for the three months ended March 31, 2012. Each vendor accounted for 13% and 10% of the purchases. The Company did not have accounts payable to these vendors at March 31, 2012.

Three venders provided 40% of the Company’s purchases of raw materials for the three months ended March 31, 2011. Each vendor accounted for 16%, 13% and 11% of the purchases. The Company did not have accounts payable to these vendors at March 31, 2011.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

(Stated in US Dollars)

10.	Taxes Payable

Taxes payable consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Income taxes	$4,848,145	$4,960,139
Value added taxes	694,000	1,310,687
Sales tax payable	55,606	55,548
Other	78,509	106,640
	$5,676,260	$6,433,014

11.	Other Payables and Accrued Expenses

Accrued expenses consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Sales commission	$623,040	$622,387

Accrued expenses	4,187	26,035
Auditing	37,792	83,173
Other payables		8,202
	$665,019	$739,797

12.	Deferred Tax Asset (Liability)

Deferred tax represented differences between the tax basis and book basis of property, equipment and land use right.

At March 31, 2012 and December 31, 2011, deferred tax asset (liability) consisted of the following:

	2012	2011
Deferred tax asset on bad debt allowance - current	$37,232	$37,192
Deferred tax asset (net) on property and equipment for basis differences since acquisition of Heilongjiang Weikang and Tianfang – noncurrent	$412,400	$364,238
Deferred tax asset arising from the acquisition of Heilongjiang Weikang - noncurrent	32,132	32,099
Deferred tax liability arising from the acquisition of Tianfang - noncurrent	(3,928,974)	(3,924,858)
Deferred tax liability, net - noncurrent	$(3,447,210)	$(3,528,521)

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

(Stated in US Dollars)

13.	Income Taxes

Weikang and Sinary were incorporated in the US and have net operating losses (NOL) for income tax purposes. Weikang and Sinary had NOL carry forwards for income taxes $14,282,105 and $1,178,467 at March 31, 2012, respectively, which may be available to reduce future years’ taxable income as NOL; NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses is uncertain due to Weikang and Sinary’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Heilongjiang Weikang and Tianfang are governed by the Income Tax Law of the PRC concerning the private enterprises that are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2012 and 2011:

	2012	2011
US statutory rates	34.0%	34.0%
Tax rate difference	(9.1)%	(11.9)%

Valuation allowance for US NOL	0.2%	10.9%

Non-tax deductible expenses	-%	%
Other	(0.2)%	0.2%
Tax per financial statements	24.9%	33.2%

The provisions for income taxes for the three months ended March 31, 2012 and 2011 consisted of the following:

	2012	2011
Income tax expense - current	$2,237,865	$4,189,936
Income tax benefit - deferred	(47,681)	(21,279)
Total income tax expenses	$2,190,184	$4,168,657

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

(Stated in US Dollars)

14.	Stockholders’ Equity

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

(Stated in US Dollars)

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

(Stated in US Dollars)

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Granted – series A warrants	386,028	3.00	3.00
Granted – series B warrants	386,028	5.00	3.00
Granted – warrants to placement agents	93,232	2.40	3.00
Granted – series C warrants	286,249	3.60	3.00
Granted – series D warrants	286,249	4.80	3.00

Exercised	-
Forfeited	-
Outstanding at December 31, 2010	1,437,786	3.98	2.46
Exercisable at December 31, 2010	1,437,786	3.98	2.46

Granted – warrants to placement agents	75,000	2.40	3.00
Granted – series C warrants	234,582	3.60	3.00
Granted – series D warrants	234,582	4.80	3.00

Exercised	-
Forfeited	-
Outstanding at March 31, 2012	1,981,950	3.97	1.38
Exercisable at March 31, 2012	1,981,950	3.97	1.38

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

March 31, 2012 and December 31, 2011

(Stated in US Dollars)

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

March 31, 2012 and December 31, 2011

(Stated in US Dollars)

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

Option to legal counsel

On October 4, 2010, the Company granted stock options to its legal counsel to acquire 20,000 shares of the Company’s common stock, at $2.70 per share, vested immediately with a life of 3 years. The options were vested in the grant date. The fair value of the options was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date fair value of options was $35,132. The Company recorded $35,132 as stock-based compensation during 2010. The weighted remaining contractual term for the option was 1.51 years at March 31, 2012.

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

(Stated in US Dollars)

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

(Stated in US Dollars)

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang for $15,000,000 (RMB 102,886,500). The total consideration for acquisition exceeded fair value of the net assets acquired by approximately $3,885,524. The excess was recorded as goodwill. Goodwill was recorded as intangible assets.  As of March 31, 2012, the Company concluded there was no impairment of goodwill.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operation of the Company for the quarters ended March 31, 2012 and 2011 should be read in conjunction with the financial statements, and the notes to those statements that are included elsewhere in this quarterly report.

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

Overview

Weikang Bio-Technology Group Co., Inc. (“we”, “us”, the “Company”) was incorporated in Florida on May 12, 2004 as Expedition Leasing, Inc. On December 7, 2007, we acquired Sinary Bio-Technology Holdings Group, Inc. (“Sinary”), a Nevada corporation and, as a result, Sinary’s wholly-owned subsidiary Heilongjiang Weikang Bio-Technology Group Co., Ltd. (“Heilongjiang Weikang”), a limited liability company (“LLC”) in the People’s Republic of China (“PRC”), by exchanging 24,725,200 shares of our Common Stock for 100% of the issued and outstanding common stock of Sinary.

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

NEW ACCOUNTING PRONOUNCEMENTS

•	In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is adopted for fiscal years, and interim periods beginning after December 15, 2011 for public entities with retrospective application. There is no material impact on the consolidated financial statements upon adoption.

•	In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. There is no material impact on the consolidated financial statements upon adoption.

•	In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopts this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. There is no material impact on the consolidated financial statements upon adoption.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

	2012		2011
		Percentage of Total Sales		Percentage of Total Sales
Net sales	$17,673,783		$28,158,089
Cost of goods sold	7,745,188	44%	10,486,433	37%
Gross profit	9,928,595	56%	17,671,656	63%
Operating expenses	1,251,889	7%	2,513,053	9%
Income from operations	8,676,706	49%	15,158,603	54%
Other income, net	93,164	1%	316,115	1%
Income taxes	2,190,184	12%	4,168,657	15%
Net income	$6,579,686	37%	$11,306,061	40%

Net sales. Net sales for the three months ended March 31, 2012 were $17.67 million, compared to $28.16 million for the three months ended March 31, 2011, a decrease of $10.48 million or 37%.  The decrease in sales was primarily a result of decrease in units of products sold for the three months ended March 31, 2012. to the Company conducted less marketing and promotion activities during the first quarter of 2012, compared to the first quarter of 2011, when a six-month promotion plan starting from the fourth quarter of 2010 to the end of first quarter of 2011 was in place. The Company is actively seeking different sales channels, such as attending China National Pharmaceuticals Fair, to market and promote its products.

A break-down of our sales by product for each of the three months ended March 31, 2012 and 2011 is as follows:

	2012			2011
Product Category	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales

Rongrun Energy Keeping Capsules	93,980	1,018,801	5.77%	10,4120	1,081,437	3.84%
Rongrun Vitamin Sugar Capsules	88,970	964,489	5.46%	110,990	1,152,792	4.09%
Rongrun Intestine Cleansing Capsules	90,080	976,522	5.53%	98,270	1,020,676	3.62%
Rongrun Artery Cleansing Capsules	86,180	934,244	5.29%	101,230	1,051,420	3.73%
Rongrun Royal Jelly Extract	90,880	985,195	5.58%	103,800	1,078,113	3.83%
Oral Liquid	154,550	565,453	3.20%	309,870	1,086,226	3.86%
Rongrun Kidney Boost Tonic	2,762	224,563	1.27%	22,930	1,786,209	6.34%
Sha Bai Shuanghuai	15,270	345,557	1.96%	44,490	964,619	3.43%
Gouqi Xi Pu	15,040	340,352	1.93%	44,610	967,221	3.43%
Rongrun Perilla Seed	11,177	408,934	2.31%	34,940	1,224,796	4.35%
Rongrun Yangshen Dan	44,170	341,166	1.93%	145,220	1,074,678	3.82%
Rongrun Forest Frog Oil Soft Capsule	9,632	267,568	1.51%	35,550	946,173	3.36%
HaGe Jiao Lan	30,870	698,581	3.95%	10,000	216,817	0.77%
Ferrous FumarateGranule	1,023,360	1,775,016	10.05%	1,885,600	3,133,553	11.13%
Eucommia Ulmoides Oliv Granule	911,180	1,932,334	10.94%	1,113,860	2,263,195	8.04%
Bushen Qiangshen Tablet	1,256,460	1,668,547	9.44%	2,216,670	2,820,358	10.02%
Tinidazole Vaginal Effervescent Tablet	1,322,960	1,936,129	10.94%	2,044,220	2,866,345	10.18%
Ranitidine Hydrochloride Capsule	2,106,060	1,284,242	7.27%	3,430,950	2,004,490	7.12%
Shouwu Long Life	512,070	645,321	3.65%	678,000	818,634	2.91%
LysozymeBuccal	387,651	357,497	2.02%	680,000	600,337	2.13%
Others		3,272	%
Total	8,253,302	17,673,783	100.00%	13,215,320	28,158,089	100%

Cost of goods sold. Cost of goods sold decreased $2.74 million or 26%, from $10.49 million for the three months ended March 31, 2011 to $7.75 million for the comparable period of 2012. The decrease in cost of goods sold was mainly due to decrease in sales. The cost of goods sold as a percentage of sales for the three months ended March 31, 2012, was 44% compared to 37% for the same period of 2011, which was attributable to increase in cost of goods sold for Tianfang, from 40.14% to 47.84% of its sales and increase in the cost of goods sold for Heilongjiang Weikang of 4.85% from 30.98% of its sales for the three months ended March 31, 2011, as compared to 35.83% for the same period of 2012. The increase in cost of goods sold for Tianfang and Heilongjiang Weikang in the three months ended March 31, 2012 was mainly due to increase in costs of raw materials and labor.

Gross profit. Gross profit was $9.93 million for the three months ended March 31, 2012, compared to $17.67 million for the comparable period of 2011, a decrease of $7.74 million or 44%. Our gross profit margin was 56% and 63% of sales for the three months ended March 31, 2012 and 2011, respectively. The decrease in our gross profit margin for the three months ended March 31, 2012 was mainly due to increase in cost of goods sold as a percentage of sales resulting from increase in costs of materials and labor as a result of overall inflation in the PRC.

Operating expenses. Total operating expenses were $1.25 million for the three months ended March 31, 2012 compared to $2.51 million for the same period of 2011, a decrease of $1.26 million or 50%. This decrease in operating expenses was mainly attributable to the decrease in marketing, entertainment and travelling expenses because of limited marketing and promotion activities, the decrease in freight resulting from the decline in sales, and $0 stock related compensation expenses in the three months ended March 31, 2012, while stock related compensation expenses were $0.92 million for the comparable period of 2011.  Operating expenses as a percentage of sales were 7% for the three months ended March 31, 2012 compared to 9% for the same period of 2011. The decrease in operating expenses as a percentage of sales was mainly due to $0 stock related compensation in the three months ended March 31, 2012.

Net other income. Net other income was $0.09 million in the three months ended March 31, 2012 compared to $0.32 million in the comparable period of 2011.  Other income for the three months ended March 31, 2012 mainly consisted of interest income of $0.09 million from our deposits in the PRC banks.

Net income. Net income for the three months ended March 31, 2012 was $6.58 million compared to $11.31 million for the same period of 2011, a decrease of $4.73 million or 42%.  The decrease was mainly attributable to decrease in net sales.

We do not believe inflation had a significant negative impact on our results of operations during the first quarter of 2012.

Liquidity and Capital Resources

At March 31, 2012, the Company had cash and equivalents of $80.62 million, other current assets of $7.11 million, and current liabilities of $6.37 million. In addition, at March 31, 2012, working capital was $81.37 million and the ratio of current assets to current liabilities was 13.76-to-1.

The following is a summary of cash provided by or used in each of the indicated types of activities during three months ended March 31, 2012 and 2011, respectively:

	2012	2011
Cash provided by (used in):
Operating Activities	$9,743,923	$10,579,753
Investing Activities	$-	$-
Financing Activities	$-	$331,900

Net cash provided by operating activities was $9.74 million for the three months ended March 31, 2012, compared to $10.58 million for the same period of 2011, a decrease of 0.84 million or 8%. The decrease in net cash inflow from operating activities was mainly due to the decrease in net income, and increase in payment for accounts payable and tax payable during the three months ended March 31, 2012 as compared to the same period of 2011.

The working capital of certain customers was tight as a result of tightened fiscal policy in the PRC, which has contributed to a general slowdown in many sectors of the PRC economy. We are facing increasing competition in the healthcare products industry. Accordingly, starting from 2011, we decided to grant credit terms of up to 60 days to our customers to maintain long-term relationships with existing customers and attract new customers. However, we do not provide our customer credit terms of more than 60 days.

As of March 31, 2012, all of the account receivables were within 60 days. Our accounts receivable decreased from $5.87 million at December 31, 2011 to $2.96 million at March 31, 2012.

The age of accounts receivable (net of bad debt allowance) as of March 31, 2012 is as follows:

As of March 31, 2012	Within 30 Days	31 Days - 60 Days	Total
Balance of accounts receivable	$1,568,533	$1,391,981	$2,960,514
Less: Bad debt allowance			$293,801
Net:			$2,666,713

Most of our customers have long-term and reliable relationships with us and our salespeople visit the clients to collect payment on a regular basis. Thus far we have not had any bad debts nor delinquent accounts receivable. However, we still provided provisions for bad debt allowance because the chance of uncollectible is slightly increased due to longer credit terms granted to our customers.

Our bad debt allowance on accounts receivable was calculated based on 5% of the outstanding balance of the accounts receivable of our subsidiaries –Tianfang and Heilongjiang Weikang at March 31, 2012. This estimate was on the basis of the historical collection period of Tianfang, which was around 30 days, while Heilongjiang Weikang has a shorter payment collection period, which was around 10 to 20 days. Comparing the potential risk, we decided to make bad debt allowance on accounts receivable of Tianfang and Heilongjiang Weikang based on Tianfang and Heilongjiang Weikang’s accounts receivable as of March 31, 2012. We did not incur any bad debt expense for the three months ended March 31, 2012.

Advances to suppliers represent the prepayment for raw materials. Our suppliers continuously provide us quality raw materials at a reasonable price. As a necessary action, we made payments in advance to certain suppliers to secure a stable price of the raw materials to mitigate the adverse impact of continuous inflation in China. At March 31, 2012 and December 31, 2011, advances to suppliers for raw materials were approximately $4.12 million and $4.35 million, respectively.

We made payments in advance to purchase raw materials at a lower price in order to control our production costs. Whether we will make more prepayments for raw materials in the future is based on the prevailing market price of raw materials.

Net cash provided by financing activities was $0 for the three months ended March 31, 2012 compared to $0.33 million cash inflow for the comparable period of 2011. The net cash inflow in financing activities during the first quarter of 2011 mainly consisted of proceeds of $2.02 million from common stock issued in a private placement, but offset with a repayment of $1.69 million to the loan from related parties.

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

Not applicable.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Yin Wang, the Company’s Chief Executive Officer (“CEO”), and Baolin Sun, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2012. Based upon that evaluation, the Company’s CEO and CFO concluded that as of March 31, 2012, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal control over financial reporting occurred during the quarter ended March 31, 2012.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 1, 2012, Alpha Capital Anstalt (“Alpha”) filed a civil suit (the “Complaint”) against the Company in the United States District Court for the Central District Court of California. In the Complaint, Alpha asserts breach of contract claims against the Company based upon the Company’s purported breach of certain anti-dilution provisions of a subscription agreement (the “Subscription Agreement”). In the Complaint, Alpha seeks unspecified damages, together with injunctive relief from the Court ordering the Company to issue to it at least 100,832 shares of its common stock and also to reduce the exercise price on certain warrants owned by Alpha. On February 21, 2012, the Court dismissed the case on the ground that it does not have subject matter jurisdiction over the parties.

On March 26, 2012, the Company entered into a settlement agreement with Alpha, pursuant to which the Company was required to issue an aggregate of 321,053 shares of its common stock to Alpha and Momona Capital, Inc., Assameka Capital, Inc. and Lane Ventures, Inc. (together “Settling Shareholders”) and reduce the exercise price for the warrants of the Company held by Settling Shareholders to $1.20.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

On May 3, 2012, the Company issued 321,053 shares of common stock pursuant to the settlement agreement dated March 26, 2012 with certain holders of common stock and warrants of the Company. In connection with the foregoing, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended for transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits

2.1	Share Exchange Agreement among Expedition Leasing Inc. (“Expedition Leasing”), certain stockholders of Expedition Leasing, Sinary Bio-Technology Holding Group, Inc. (“Sinary”) and the sole stockholder of Sinary dated December 7, 2007 (1)
2.2	Equity Transfer Agreement between Sinary and the owners of 100% of the registered equity of Heilongjiang Weikang Bio-Technology Group Co., Ltd. Dated October 25, 2007 (1)
2.3	Agreement and Plan of Merger dated as of June 4, 2008 between Expedition Leasing and Weikang (2)
3.1	Articles of Incorporation of Weikang (2)
3.2	Bylaws of Weikang (2)
4.1	Form of Series A and B Common Stock Warrant (3)
4.2	Form of Series C Warrant (5)
4.3	Form of Series D Warrant (5)
4.4	Form of warrants issued to the placement agents (5)
4.5	Form of Subscription Agreement, by and between Weikang Bio-Technology Group Company, Inc. and the investors. (5)
4.6	Form of Registration Rights Agreement, by and between Weikang Bio-Technology Group Company, Inc. and the investors. (5)
4.7	Form of Lock-Up Agreement (5)
10.1	Stock Transfer Agreement dated as of June 30, 2008 by and among Heilongjiang Weikang Bio-Technology Group Co., Ltd., Beijing Shiji Qisheng Trading Co., Ltd., Tri-H Trade (U.S.A.) Co., Ltd., and Tianfang (Guizhou) Pharmaceutical Co., Ltd. (4)
10.2	The Weikang Bio-Technology Group Company, Inc. 2008 Stock Incentive Plan (2)
10.3	Subscription Agreement dated January 20, 2010, between Weikang and the subscribers identified on the signature pages thereto (3)
10.4	Investor Relations Escrow Agreement dated January 20, 2010, among Weikang, the escrow agent named therein and Opus Holdings Three, Ltd. (3)
10.5	Lease Agreement dated January 1, 2008 between Heilongjiang Weikang Bio-Technology Group and Harbin Dongfeng Pharmaceutical Corp. Ltd. relating to the lease of the workshop and technology for manufacturing royal jelly.(6)
10.6	Shell Company Purchase Agreement dated December 8, 2007 between the Company and Yin Wang relating the advance from an officer of the Company(6)
10.7	English translation of land use right certificate issued by Xiuwen County Land Bureau and Bureau of Real Estate Management of Guiyang City for the benefit of Tianfang (Guizhou) Pharmaceutical Co., Ltd., which expires December 9, 2051(6)
10.8	English translation of land use right certificate issued by Bureau of Land and Resources of Shuang-Cheng City for the benefit of Heilongjiang Weikang Bio-Technology Group, which expires April 8, 2055(6)
10.9	Make Good Securities Escrow Agreement, dated December 2, 2010, by and between Weikang Bio-Technology Group Company, Inc., Sichenzia Ross Friedman Ference LLP, as escrow agent, and Lucky Wheel Limited.(5)
10.10	Investor and Public Relations Escrow Agreement, dated December 2, 2010, by and between Weikang Bio-Technology Group Company, Inc., Sichenzia Ross Friedman Ference LLP, as escrow agent, and MidSouth Investor Fund LP, as representative for the investors.(5)

10.11	Escrow Deposit Agreement, dated October 25, 2010 and amendment thereto dated November 24, 2010, by and between Weikang Bio-Technology Group Company, Inc., Hunter Wise Securities, LLC, and Signature Bank, as escrow agent. (5)
10.12	Office Building Purchase Agreement, dated September 20, 2011, by and between the Company and Bin County Weicheng Rural Credit Cooperative
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

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

(3) Incorporated by reference from the Company’s Form 8-K filed with the SEC on January 26, 2010.

(4) Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 24, 2008.

(5) Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 8, 2010

(6) Incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the SEC on March 25, 2010.

(7) Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012.

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

** Attached as Exhibits 101 to this Form 10-Q are the following financial statements from the Company’s Form 10-Q for the quarterly period ended March 31, 2012 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these consolidated financial statements tagged as blocks of text. The XBRL related information in Exhibits 101 to this Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIKANG BIO-TECHNOLOGY GROUP COMPANY, INC.

Dated: May 15, 2012	By:	/s/ Yin Wang
Yin Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Baolin Sun
Baolin Sun
Chief Financial Officer
(Principal Accounting & Financial Officer)

