Form 10-Q
period 2012-06-30
WEIKANG BIO-TECHNOLOGY GROUP CO., INC.
filed 2012-08-14
CIK 1484042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,128,358 shares of common stock, $.00001 par value, were outstanding as of August 13, 2012.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Weikang Bio-Technology Group Co., Inc.

Unaudited Consolidated Financial Statements

June 30, 2012 and December 31, 2011

(Stated in US Dollars)

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

Weikang Bio-Technology Group Co., Inc.

We have reviewed the accompanying interim consolidated balance sheets of Weikang Bio-Technology Group Co., Inc. (“the Company”) as of June 30, 2012 and December 31, 2011, and the related statements of income, stockholders’ equity, and cash flows for the three and six months periods ended June 30, 2012 and 2011. These interim consolidated financial statements are the responsibility of the Company's management.

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

/s/ WWC, P.C.
San Mateo, California	WWC, P.C.
August 7, 2012	Certified Public Accountants

Weikang Bio-Technology Group Co., Inc.

Consolidated Balance Sheets

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

	Note	(Unaudited) June 30, 2012	(Audited) December 31, 2011
Assets

Current assets
Cash and cash equivalents	2C	$81,507,925	$70,783,230
Accounts receivable, net	2D,3	1,115,833	5,576,368
Advance to suppliers and other receivables	4	4,142,350	4,426,613
Inventory	2E, 5	621,687	1,024,467
Deferred tax asset		37,051	37,192

Total current assets		87,424,846	81,847,870

Non-current assets
Property and equipment, net	2F, 6	23,272,858	24,208,825
Construction in progress	7	869,579	872,891
Intangible assets	8	16,054,062	16,263,238

Total non-current assets		40,196,499	41,344,954

Total Assets		$127,621,345	$123,192,824

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable		$23,245	$392,014
Taxes payable	10	1,793,241	6,433,014
Accrued expenses and other payables	11	623,739	739,797

Total current liabilities		2,440,225	7,564,825

Contingencies
Deferred Tax Liability, net	12	3,419,561	3,528,521

Total Liabilities		$5,859,786	$11,093,346

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.

Consolidated Balance Sheets

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

	Note	(Unaudited) June 30, 2012	(Audited) December 31, 2011
Stockholders’ Equity
Common stock, $0.00001 par value; 100,000,000 shares authorized; 35,128,358 and 34,451,880 shares issued and outstanding at June 30, 2012 and December 31, 2011 respectively	14	$351	$344
Additional paid in capital		31,206,170	28,660,289
Statutory reserves	15	2,431,927	2,431,927
Accumulated other comprehensive income		6,479,121	6,932,246
Retained earnings		81,643,990	74,074,672

Total stockholders’ equity		121,761,559	112,099,478

Total Liabilities and Stockholders’ Equity		$127,621,345	$123,192,824

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.

Consolidated Statements of Income and Comprehensive Income

For the three and six month periods ended June 30, 2012 and 2011

(Stated in US Dollars)

		Six Months Ended June 30,		Three Months Ended June 30,
	Note	2012	2011	2012	2011

Net sales	2J	$28,648,073	$45,222,922	$10,974,290	$17,064,833
Cost of goods sold	2K	13,159,564	17,347,213	5,414,376	6,860,780
Gross profit		15,488,509	27,875,709	5,559,914	10,204,053

Operating expenses
Selling		1,263,870	2,591,039	604,703	1,645,315
General and administrative		3,482,127	4,567,323	2,889,405	2,999,994
Research and development		-	-	-	-
Total operating expenses		4,745,997	7,158,362	3,494,108	4,645,309

Income from operations		10,742,512	20,717,347	2,065,806	5,558,744

Non-operating income (expenses)
Interest income		190,491	126,200	97,153	75,781
Other income		-	535,078		269,250
Other expenses		(174)	(28,007)		(27,875)
Total non-operating income, net		190,317	633,271	97,153	317,156

Income before income tax		10,932,829	21,350,618	2,162,959	5,875,900
Income tax	2I,13	3,363,512	6,300,857	1,173,328	2,132,200

Net income		7,569,317	$15,049,761	989,631	$3,743,700

Other comprehensive income
Foreign currency translation gain (loss)	2O	(453,123)	1,748,778	(584,350)	1,031,763

Comprehensive income		$7,116,194	$16,798,539	$405,281	$4,775,463

Basic earnings per share		$0.22	$0.48	$0.03	$0.12
Diluted earnings per share		$0.22	$0.48	$0.03	$0.12

Basic weighted average shares outstanding	2Q	34,647,494	31,572,295	34,843,108	32,475,396
Diluted weighted average shares outstanding	2Q	34,647,494	31,572,295	34,843,108	32,475,396

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.

Consolidated Statements of Cash Flows

For the six month periods ended June 30, 2012 and 2011

(Stated in US Dollars)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net Income	$7,569,317	$15,049,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	994,829	610,064
Stock compensation	2,545,887	3,384,243
Changes in deferred tax	(95,836)	(44,523)
(Increase) decrease in current assets:
Accounts receivable	4,451,692	(2,171,506)
Advance to suppliers and other receivables	268,379	(4,226,532)
Inventory	400,000	94,779
Increase (decrease) in current liabilities:
Accounts payable	(368,300)	574,840
Unearned revenue	-	(535,078)
Accrued expenses and other payables	(113,564)	(763,755)
Taxes payable	(4,628,169)	(3,588,274)

Net cash provided by operating activities	11,024,235	8,384,019

Cash flows from investing activities:
Construction in progress	-	(148,477)
Acquisition of property and equipment	(507)	(18,752)

Net cash provided by (used in) investing activities	(507)	(167,229)

Cash flows from financing activities:
Net proceeds from shares issued	-	2,016,900
Advance to shareholder	-	(245,324)
Advance to related party	-	(21,403)

Net cash provided by financing activities	-	1,750,173

Effect of exchange rate change on cash and equivalents	(299,033)	1,270,076

Increase in cash and equivalents	10,724,695	$11,237,039

Cash and equivalents, beginning of period	70,783,230	50,363,812

Cash and equivalents, end of period	$81,507,925	$61,600,851

Supplementary cash flow information:
Income tax paid	$4,710,856	$9,113,542
Interest paid	-	$-

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.

Consolidated Statements of Stockholders’ Equity

For the year ended December 31, 2011 and the period ended June 30, 2012

(Stated in US Dollars)

	Shares	Amount	Additional paid in capital	Statutory reserves	Other comprehensive income	Retained Earnings	Total

Balance at January 1, 2011	29,963,551	$300	17,530,601	2,431,927	2,524,566	44,442,781	66,930,175
Shares issued for capital contribution	938,329	9	2,016,900	-	-	-	2,016,900
Shares issued for service providers	3,550,000	35	9,112,788	-	-	-	9,112,788
Net Income	-	-	-	-	-	29,631,891	29,631,891
Foreign currency translation gain	-	-	-	-	4,407,680	-	4,407,680
Balance at December 31, 2011	34,451,880	$344	$28,660,289	$2,431,927	$6,932,246	$74,074,672	$112,099,478

Balance at January 1, 2012	34,451,880	$344	$28,660,289	$2,431,927	$6,932,246	$74,074,672	$112,099,478
Net Income	-	-	-	-	-	7,569,318	7,569,318
Shares transferred to service providers	-	-	2,334,000	-	-	-	2,334,000
Shares issued for settlement of litigation	676,478	7	211,881	-	-	-	211,881
Foreign currency translation gain/(loss)	-	-	-	-	(453,125)	-	(453,125)
Balance at June 30, 2012	35,128,358	$351	$31,206,170	$2,431,927	6,479,121	81,643,990	127,761,559

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

1.  Organization and Description of Business

Weikang Bio-Technology Group Co., Inc., a Nevada corporation (“Weikang” or “the Company”) was incorporated on May 12, 2004 in Florida as Expedition Leasing, Inc. (“Expedition”). The Company reincorporated in Nevada and changed to its present name on July 12, 2008, pursuant to an acquisition of Sinary Bio-Technology Holdings Group, Inc. (“Sinary”), a Nevada corporation and Sinary’s wholly owned subsidiary, Heilongjiang Weikang Biotechnology Group Co., Ltd. (“Heilongjiang Weikang”), a limited liability company organized and existing under the laws of the People’s Republic of China (“PRC”). Upon completion of the transaction on December 7, 2007, Sinary and Heilongjiang Weikang became the Company’s wholly-owned subsidiaries. The Company develops, manufactures and distributes Traditional Chinese Medicine ("TCM") through Heilongjiang Weikang in the PRC.

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

Prior to the acquisition of Sinary, the Company was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction, rather than a business combination. Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition and recapitalization. Transaction costs incurred in the reverse acquisition were expensed.

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

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

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

The consolidated interim financial information as of June 30, 2012 and for the six and three month periods ended June 30, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2012, its consolidated results of operations and cash flows for the six and there month periods ended June 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

As of June 30, 2012 and December 31, 2011

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

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on management’s analysis noted above, the Company made allowance for bad debts of $292,379 and $293,493 at June 30, 2012 and December 31, 2011, respectively.

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

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

H.	Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets with finite lives in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows. Fair value is generally determined by the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2012 and December 31, 2011, there were no significant impairments of its long-lived assets.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expenses and penalties are classified in selling, general and administrative expenses in the statements of income. At June 30, 2012 and December 31, 2011, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

Sales and purchases are recorded net of VAT collected and paid. VAT taxes are not affected by the income tax holiday.

Sales returns and allowances was $0 for the six and three months ended June 30, 2012 and 2011. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

K.	Cost of Goods Sold

Cost of goods sold consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventory to the lower of cost or market is also recorded in cost of goods sold.

L.	Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the PRC and the US. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the US. Balances at financial institutions within the PRC are not covered by insurance. As of June 30, 2012 and December 31, 2011, the Company had no deposit in the bank located in US which was in excess of federally insured limits; the Company had $81,498,732 and $70,783,230 deposits in the banks in China, respectively. The Company’s financial institutions in China are reputable banks and majority owned by the Chinese government. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

As of June 30, 2012 and December 31, 2011

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

As of June 30, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the six and three months ended June 30, 2012 and 2011 included net income and foreign currency translation adjustments.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

P.	Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718 and 505, “Share Based Payment”. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Q.	Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the six and three months ended June 30, 2012 and 2011, there were no dilutive shares outstanding due to anti-dilutive feature. The following table presents a reconciliation of basic and diluted earnings per share for the six and three months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Net income	$7,569,317	$15,049,761

Weighted average shares outstanding – basic	34,647,494	31,572,295

Weighted average shares outstanding – diluted	34,647,494	31,572,295

Earnings per share – basic	$0.22	$0.48
Earnings per share - diluted	$0.22	$0.48

	Three Months Ended June 30,
	2012	2011
Net income	$989,631	$3,743,700

Weighted average shares outstanding – basic	34,843,108	32,475,396

Weighted average shares outstanding – diluted	34,843,108	32,475,396

Earnings per share – basic	$0.03	$0.12
Earnings per share - diluted	$0.03	$0.12

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

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

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

As of June 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

3.	Accounts Receivable

	6/30/2012	12/31/2011
Accounts receivable	$1,408,212	$5,869,861
Less: Allowance for doubtful accounts	(292,379)	(293,493)
	$1,115,833	$5,576,368

	6/30/2012	12/31/2011
Allowance for bad debt:
Beginning balance	$(293,493)	$-
Additions to allowance	-	(293,493)
Effect of exchange rate change	(1,114)	-
Ending balance	$(292,379)	$(293,493)

The Company offers credit terms of between 30 to 60 days to most of their customers.

4.	Advances to Suppliers and Other Receivables

Advances to suppliers and other receivables at June 30, 2012 and December 31, 2011 were as follows:

	6/30/2012	12/31/2011
Prepaid IR expense	$34,390	$72,500
Advance to suppliers	4,107,405	4,353,369
Other	555	744
Total	$4,142,350	$4,426,613

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

5.	Inventory

Inventory at June 30, 2012 and December 31, 2011 was as follows:

	6/30/2012	12/31/2011
Raw materials	$85,554	$299,271
Work in progress	-	233,820
Packing materials	428,060	265,822
Finished goods	108,073	225,554
Total	$621,687	$1,024,467

6.	Property and Equipment, net

Property and equipment consisted of the following at June 30, 2012 and December 31, 2011:

	6/30/2012	12/31/2011
Building	$24,087,182	$24,178,930
Building improvements	984,913	988,664
Production equipment	2,579,775	2,589,602
Office furniture and equipment	231,681	232,056
Vehicles	133,053	133,559
	28,016,604	28,122,811
Less: Accumulated depreciation	(4,743,746)	(3,913,986)
	$23,272,858	$24,208,825

Depreciation for the six months ended June 30, 2012 and 2011 was $846,955 and $467,474, respectively.

Depreciation for the three months ended June 30, 2012 and 2011 was $423,492 and $232,201, respectively.

7.	Construction in Progress

At June 30, 2012 and December 31, 2011, construction in progress consisted of the payment for constructing a manufacturing line for producing licorice flavonoids. The construction was substantially completed at the end of 2011. However, the manufacturing line is in the process of final inspection before put in use.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

8.	Intangible Assets

Intangible assets consisted of the following at June 30, 2012 and December 31, 2011:

	6/30/2012	12/31/2011
Land use right	$13,242,993	$13,293,435
Goodwill arising from acquisition of Tianfang	3,866,726	3,881,455
Software and internet domain	8,675	8,708
	17,118,394	17,183,598
Less: Accumulated amortization	(1,064,332)	(920,360)
	$16,054,062	$16,263,238

All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants users a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis over 50 years.

Amortization for the six months ended June 30, 2012 and 2011 was $154,524 and $142,590, respectively. Amortization for the three months ended June 30, 2012 and 2011 was $77,262 and $71,751, respectively. Amortization for the next five years from June 30, 2012 is expected to be $310,000, $295,000, $295,000, $295,000 and $295,000, respectively.

9.	Major Customers and Vendors

There were no customers who accounted for over 10% of the Company’s total sales for the six and three months ended June 30, 2012 and 2011.

Four venders provided 53% of the Company’s purchases of raw materials for the six months ended June 30, 2012. Each vendor accounted for 19%, 12%, 11% and 11% of the purchases. The Company did not have accounts payable to these vendors at June 30, 2012.

Three vendors provided 45% of the Company’s purchases of raw materials for the six months ended June 30, 2011.  Each vendor accounted for 18%, 17%, and 10% of the purchases. At June 30, 2011 the total payable balance due to these three vendors was $349,047.

Three venders provided 59% of the Company’s purchases of raw materials for the three months ended June 30, 2012. Each vendor accounted for 33%, 13% and 13% of the purchases. The Company did not have accounts payable to these vendors at June 30, 2012.

Two vendors provided 38% of the Company’s purchases of raw materials for the three months ended June 30, 2011.  Each vendor accounted for 27%, and 11% of the purchases. The Company did not have accounts payable to these vendors at June 30, 2011.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

10.	Taxes Payable

Taxes payable consisted of the following at June 30, 2012 and December 31, 2011:

	6/30/2012	12/31/2011
Income taxes	$1,344,972	$4,960,139
Value added taxes	352,935	1,310,687
Sales tax payable	55,337	55,548
Other	39,997	106,640
	$1,793,241	$6,433,014

11.	Other Payables and Accrued Expenses

Accrued expenses consisted of the following at June 30, 2012 and December 31, 2011:

	6/30/2012	12/31/2011
Sales commission	$620,025	$622,387
Accrued expenses	3,631	26,035
Auditing	-	83,173
Other payables	83	8,202
	$623,739	$739,797

12.	Deferred Tax Asset (Liability)

Deferred tax represented differences between the tax basis and book basis of property, equipment and land use right.

At June 30, 2012 and December 31, 2011, deferred tax asset (liability) consisted of the following:

	6/30/2012	12/31/2011
Deferred tax asset on bad debt allowance - current	$37,051	$37,192
Deferred tax asset (net) on property and equipment and land use right for basis differences since acquisition of Heilongjiang Weikang and Tianfang – noncurrent	$458,427	$364,238
Deferred tax asset arising from the acquisition of Heilongjiang Weikang - noncurrent	31,977	32,099
Deferred tax liability arising from the acquisition of Tianfang - noncurrent	(3,909,965)	(3,924,858)
Deferred tax liability, net - noncurrent	$(3,419,561)	$(3,528,521)

13.	Income Taxes

Weikang and Sinary were incorporated in the US and have net operating losses (NOL) for income tax purposes. Weikang and Sinary had NOL carry forwards for income taxes $16,843,913 and $1,180,572 at June 30, 2012, respectively, which may be available to reduce future years’ taxable income as NOL; NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses is uncertain due to Weikang and Sinary’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

Heilongjiang Weikang and Tianfang are governed by the Income Tax Law of the PRC concerning the private enterprises that are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2012 and 2011:

	2012	2011
US statutory rates	34.0%	34.0%
Tax rate difference	(11.2)%	(10.6)%
Valuation allowance for US NOL	8.1%	6.1%
Other	(0.2)%	-%
Tax per financial statements	30.7%	29.5%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended June 30, 2012 and 2011:

	2012	2011
US statutory rates	34.0%	34.0%
Tax rate difference	(19.7)%	(12.9)%
Valuation allowance for US NOL	40.3%	15.2%
Other	(0.4)%	-%
Tax per financial statements	54.2%	36.3%

The provisions for income taxes for the six months ended June 30, 2012 and 2011 consisted of the following:

	2012	2011
Income tax expense - current	$3,459,348	$6,345,380
Income tax benefit - deferred	(95,836)	(44,523)
Total income tax expenses	$3,363,512	$6,300,857

The provisions for income taxes for the three months ended June 30, 2012 and 2011 consisted of the following:

	2012	2011
Income tax expense - current	$1,221,483	$2,155,444
Income tax benefit - deferred	(48,155)	(23,244)
Total income tax expenses	$1,173,328	$2,132,200

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011

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

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2010	1,437,786	3.98	2.46
Exercisable at December 31, 2010	1,437,786	3.98	2.46

Granted – warrants to placement agents	75,000	2.40	3.00
Granted – series C warrants	234,582	3.60	3.00
Granted – series D warrants	234,582	4.80	3.00

Outstanding at December 31, 2011	1,981,950	3.97	1.63
Exercisable at December 31, 2011	1,981,950	3.97	1.63

Exercised	-
Forfeited	-
Outstanding at June 30, 2012	1,981,950	3.97	1.13
Exercisable at June 30, 2012	1,981,950	3.97	1.13

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

On April 7, 2010, the Company issued 40,000 shares common stock as annual compensation to four independent directors of the Company (10,000 shares each) for one-year service period with stock valued at $4.65 per share. The Company recorded $48,921 and $137,079 stock-based compensation during the years ended December 31, 2011 and 2010, respectively.

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

As of June 30, 2012 and December 31, 2011

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

On April 11, 2012, the Company issued 321,053 shares to four investors of the company for the settlement of anti-dilution litigation. The stock was valued at $0.35 per share. During the second quarter of 2012, the Company recorded $112,369 as stock-based compensation.

On May 6, 2012, one of the Company’s majority shareholders agrees to transfer a total of 7,780,000 shares of common stock of the Company to 55 consultants on behalf of the Company in consideration for services performed by the consultants. The stock was valued at $0.30 per share. The Company recorded $2,334,000 as consulting fee with corresponding account crediting to paid it capital during the second quarter of 2012.

On June 4, 2012, the Company issued 355,425 shares to two investors of the company for the settlement of anti-dilution litigation. The stock was valued at $0.28 per share. During the second quarter of 2012, the Company recorded $99,519 as stock-based compensation.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

Option to legal counsel

On October 4, 2010, the Company granted stock options to its legal counsel to acquire 20,000 shares of the Company’s common stock, at $2.70 per share, vested immediately with a life of 3 years. The options were vested in the grant date. The fair value of the options was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date fair value of options was $35,132. The Company recorded $35,132 as stock-based compensation during 2010. The weighted remaining contractual term for the option was 1.26 years at June 30, 2012.

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

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

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

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang for $15,000,000 (RMB 102,886,500). The total consideration for acquisition exceeded fair value of the net assets acquired by approximately $3,885,524. The excess was recorded as goodwill. Goodwill was recorded as intangible assets.  As of June 30, 2012, the Company concluded there was no impairment of goodwill.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operation of the Company for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with the financial statements, and the notes to those statements that are included elsewhere in this quarterly report.

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

On January 20, 2010, the Company entered into certain subscription agreements to sell to accredited investors an aggregate of 1,470,588 shares of its common stock at $1.70 per share. The Company raised $2,500,000 in gross proceeds and received net proceeds of $2,047,500. The investors received one Series A Warrant and one Series B Warrant for every $8.00 invested in the Company under the subscription agreements. In connection with the private placement, the Company filed a registration statement on Form S-1, as amended, covering 2,095,588 shares of common stock, including shares of common stock issuable upon the exercise of warrants. The registration statement was declared effective on April 21, 2010.

In and around December 2010 and January 2011, the Company sold in a series of private placements 520,831 units, each unit comprised (i) four shares of common stock, (ii) a three-year warrant to purchase one share of common stock at $3.60 per share, and (iii) a three-year warrant to purchase one share of common stock at $4.80 per share, for an aggregate purchase price of $4,999,973. In connection with the private placements, the Company filed a registration statement, covering the 3,293,219 shares of common stock, including shares of common stock issuable upon the exercise of warrants. The registration statement was declared effective on February 18, 2011.

We, through Sinary, and indirectly through Heilongjiang Weikang and Tianfang, manufacture and distribute a series of health supplements under the trademark "Rongrun" and OTC pharmaceuticals under the trademark “Tianfang”. The "Rongrun" line of products presently includes: (1) Rongrun Energy Keeping Capsules, (2) Rongrun Vitamin Sugar Capsules, (3) Rongrun Intestine Cleansing Capsules, (4) Rongrun Artery Cleansing Capsules, (5) Rongrun Royal Jelly Extract, (6) Rongrun Kidney Boost Tonic, (7) Sha Bai Shuanghuai, (8) Gouqi Xi Pu, (9) Rongrun Perilla Seed, (10) Rongrun Yangshen Dan, (11) Rongrun Forest Frog Oil Soft Capsule, (12) Rongrun Ha Ge Jiao Lan and (13) Oral Liquid. The “Tianfang” line of products currently includes:  (1) Ferrous Fumarate Granule, (2) Eucommia Ulmoides Oliv Granule, (3) Bushen Qiangshen Tablet, (4) Tinidazole Vaginal Effervescent Tablet, (5) Ranitidine Hydrochloride Capsule, (6) Shouwu Long Life and (7) Lysozyme Buccal.

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

NEW ACCOUNTING PRONOUNCEMENTS

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

	2012		2011
		Percentage of Total Sales		Percentage of Total Sales
Net sales	$10,974,290		$17,064,833
Cost of goods sold	5,414,376	49%	6,860,780	40%
Gross profit	5,559,914	51%	10,204,053	60%
Operating expenses	3,494,108	32%	4,645,309	27%
Income from operations	2,065,806	19%	5,558,744	33%
Other income, net	97,153	1%	317,156	2%
Income taxes	1,173,328	11%	2,132,200	12%
Net income	$989,631	9%	$3,743,700	22%

Net sales. Net sales for the three months ended June 30, 2012 were approximately $10.97 million, as compared to approximately $17.06 million for the three months ended June 30, 2011, a decrease of approximately $6.09 million or 35.7%.  The decrease in sales was primarily a result of decrease in units of products sold for the three months ended June 30, 2012. In April 2012, some PRC companies were exposed to have produced and sold gel capsules made with industrial gelatin, which contains excessive chromium, a toxic heavy metal. The revelation of production and sale of toxic capsules have caused national wide negative perception on capsule products. As approximately 37.4% of our products are capsule based, our sales were adversely affected. We believe, however, as the PRC government has taken remedial measures and exerted strict control on the quality of capsule, the customers will regain their confidence in the capsule products and our sales will gradually improve. Additionally, the Company is actively seeking different sales channels, such as attending China National Pharmaceuticals Fair, to market and promote its products.

A break-down of our sales by product for each of the three months ended June 30, 2012 and 2011 is as follows:

	2012			2011
Product Category	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales

Rongrun Energy Keeping Capsules	30,040	325,651.95	2.97%	59,970	583,412.12	3.42%
Rongrun Vitamin Sugar Capsules	36,150	391,888.08	3.57%	66,570	621,275.53	3.64%
Rongrun Intestine Cleansing Capsules	28,980	314160.90	2.86%	63,850	592,667.62	3.47%
Rongrun Artery Cleansing Capsules	32,620	353,620.72	3.22%	63,120	600,766.18	3.52%
Rongrun Royal Jelly Extract	37,210	403,379.13	3.68%	66,520	620,749.65	3.64%
Oral Liquid	198,880	727,643.48	6.63%	188,400	664,672.96	3.89%
Rongrun Kidney Boost Tonic	3,629	295,054.32	2.69%	30,200	312,057.84	1.83%
Sha Bai Shuanghuai	9,850	222,903.28	2.00%	28,190	539,886.28	3.16%
Gouqi Xi Pu	10,410	235,575.96	2.15%	28,174	539,534.99	3.16%
Rongrun Perilla Seed	9,710	355,260.37	3.24%	10,470	371,653.08	2.18%
Rongrun Yangshen Dan	46,870	362,020.84	3.30%	85,290	549,220.66	3.22%
Rongrun Forest Frog Oil Soft Capsule	9,250	256,956.35	2.34%	11,520	310,480	1.82%
HaGe Jiao Lan	11,810	267,257.65	2.44%	24,366	534,968.24	3.13%
Ferrous FumarateGranule	854,220	1,481,642.65	13.50%	1,265,629	1,931,296.64	11.32%
Eucommia Ulmoides Oliv Granule	971,580	2,060,424.34	18.78%	1,178,823	2,153,082.04	12.62%
Bushen Qiangshen Tablet	459,220	609,832.60	5.56%	1,399,808	1,656,645.14	9.71%
Tinidazole Vaginal Effervescent Tablet	475,840	696,383.49	6.35%	1,221,344	1,671,684.91	9.80%
Ranitidine Hydrochloride Capsule	1,801,240	1,098,367.97	10.01%	3,203,506	1,780,009.21	10.43%
Shouwu Long Life	246,380	310,493.25	2.83%	488,324	597,060.46	3.50%
LysozymeBuccal	223,143	205,772.15	1.88%	485,135	433,709.38	2.54%

Total	5,497,032	10,974,289.48	100%	9,969,209	17,064,832.93	100%

Cost of goods sold. Cost of goods sold decreased approximately $1.45 million or 21.1%, from approximately $6.86 million for the three months ended June 30, 2011 to approximately $5.41 million for the comparable period of 2012. The decrease in cost of goods sold was mainly due to decrease in sales and production. The cost of goods sold as a percentage of sales for the three months ended June 30, 2012, was 49% as compared to 40% for the same period of 2011, which was attributable to increase in cost of goods sold for Tianfang, from 41.9% of its sales for the three months ended June 30, 2011 to 49.4% of its sales for the comparable period in 2012, and increase in the cost of goods sold for Heilongjiang Weikang from 35.0% of its sales to 39.9% of its sales.. The increase in cost of goods sold for Tianfang and Heilongjiang Weikang for the three months ended June 30, 2012 was mainly due to the continuous increase in costs of raw materials and labor in the PRC.

Gross profit. Gross profit was approximately $5.56 million for the three months ended June 30, 2012, as compared to approximately $10.20 million for the comparable period of 2011, a decrease of approximately $4.64 million or 45.5%. Our gross profit margin was 51% and 60% for the three months ended June 30, 2012 and 2011, respectively. The decrease in our gross profit margin for the three months ended June 30, 2012 was mainly due to increase in cost of goods sold as a percentage of sales resulting from increase in costs of raw materials and labor as a result of overall inflation in the PRC.

Operating expenses. Total operating expenses were approximately $3.49 million for the three months ended June 30, 2012 as compared to approximately $4.65 million for the same period of 2011, a decrease of approximately $1.15 million or 24.8%. This decrease in operating expenses was mainly attributable to the decrease in marketing, entertainment and travelling expenses because of limited marketing and promotion activities, the decrease in freight resulting from the decline in sales for the three months ended June 30, 2012.  Operating expenses as a percentage of sales were 32% for the three months ended June 30, 2012 as compared to 27% for the same period of 2011. The increase in operating expenses as a percentage of sales was mainly due to decrease in sales and increase in depreciation, salary and utilities for the three months ended June 30, 2012.

Net other income. Net other income was approximately $0.10 million for the three months ended June 30, 2012 as compared to approximately $0.32 million in the comparable period of 2011.  Other income for the three months ended June 30, 2012 mainly consisted of interest income of approximately $0.10 million from our deposits in the PRC banks. Other income for the three months ended June 30, 2011 mainly consisted of income from leasing a workshop and licensing the right to use our technology for manufacturing royal jelly.

Net income. Net income for the three months ended June 30, 2012 was approximately $0.99 million as compared to approximately $3.74 million for the same period of 2011, a decrease of approximately $2.75 million or 73.6%.  The decrease was mainly attributable to decrease in net sales.

Comparison of the Six Months Ended June 30, 2012 and 2011

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

	2012		2011
		Percentage of Total Sales		Percentage of Total Sales
Net sales	$28,648,073		$45,222,922
Cost of goods sold	13,159,564	46%	17,347,213	38%
Gross profit	15,488,509	54%	27,875,709	62%
Operating expenses	4,745,997	17%	7,158,362	16%
Income from operations	10,742,512	37%	20,717,347	46%
Other income, net	190,317	1%	633,271	1%
Income taxes	3,363,512	12%	6,300,857	14%
Net income	$7,569,317	26%	$15,049,761	33%

Net sales. Net sales for the six months ended June 30, 2012 were approximately $28.65 million, as compared to approximately $45.22 million for the six months ended June 30, 2011, a decrease of approximately $16.57 million or 36.7%.  The decrease in sales was primarily a result of decrease in units of products sold for the six months ended June 30, 2012 due to the Company’s relatively less marketing and promotion activities during the first quarter of 2012, while during the first quarter of 2011, the Company had a six-month promotion plan starting from the fourth quarter of 2010 to the end of first quarter of 2011. In April 2012, some PRC companies were exposed to have produced and sold gel capsules made with industrial gelatin, which contains excessive chromium, a toxic heavy metal. The revelation of production and sale of toxic capsules have caused national wide negative perception on capsule products. As approximately 37.4% of our products are capsule based, our sales were adversely affected. We believe, however, as the PRC government has taken remedial measures and exerted strict control on the quality of capsule, the customers will regain their confidence in the capsule products and our sales will gradually improve. Additionally, the Company is actively seeking different sales channels, such as attending China National Pharmaceuticals Fair, to market and promote its products.

A break-down of our sales by product for each of the six months ended June 30, 2012 and 2011 is as follows:

	2012			2011
Product Category	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales
Rongrun Energy Keeping Capsules	124,020	1,344,452.55	4.69%	164,090	1,668,241.85	3.69%
Rongrun Vitamin Sugar Capsules	125,120	1,356,377.22	4.73%	177,560	1,655,279.76	3.66%
Rongrun Intestine Cleansing Capsules	119,060	1,290,683.12	4.51%	162,120	1,777,687.88	3.93%
Rongrun Artery Cleansing Capsules	118,800	1,287,864.56	4.50%	164,350	1,616,288.96	3.57%
Rongrun Royal Jelly Extract	128,090	1,388,573.83	4.85%	170,320	1,702,006.00	3.76%
Oral Liquid	353,430	1,293,096.51	4.51%	498,270	1,757,890.64	3.89%
Rongrun Kidney Boost Tonic	6,391	519,617.57	1.81%	53,130	1,259,204.03	2.78%
Sha Bai Shuanghuai	25,120	568,459.95	1.98%	72,680	1,627,457.00	3.60%
Gouqi Xi Pu	25,450	575,927.77	2.01%	72,784	2,103,464.92	4.65%
Rongrun Perilla Seed	20,887	764,193.95	2.67%	45,410	1,260,844.15	2.79%
Rongrun Yangshen Dan	91,040	703,187.06	2.45%	230,510	1,602,059.41	3.54%
Rongrun Forest Frog Oil Soft Capsule	18,882	524,524.31	1.83%	47,070	1,757,890.64	3.89%
HaGe Jiao Lan	42,680	965,838.81	3.37%	34,366	749,909.41	1.66%
Ferrous FumarateGranule	1,877,580	3,256,658.24	11.37%	3,151,229	5,058,242.65	11.19%
Eucommia Ulmoides Oliv Granule	1,882,760	3,992,758.74	13.94%	2,292,683	4,371,813.49	9.67%
Bushen Qiangshen Tablet	1,715,680	2,278,379.84	7.95%	3,616,478	4,485,024.72	9.92%
Tinidazole Vaginal Effervescent Tablet	1,798,800	2,632,512.24	9.19%	3,265,564	4,562,803.02	10.09%
Ranitidine Hydrochloride Capsule	3,907,300	2,382,610.41	8.32%	6,634,456	3,751,695.49	8.30%
Shouwu Long Life	758,450	955,814.42	3.34%	1,166,324	1,417,312.15	3.13%
LysozymeBuccal	610,794	563,269.04	1.97%	1,165,135	1,035,257.80	2.29%
Others		3,272	0.01%		2,547.99	0.01%
Total	13,750,334	28,648,072.14	100.00%	23,184,529	45,222,921.96	100%

Cost of goods sold. Cost of goods sold decreased approximately $4.19 million or 24.1%, from approximately $17.35 million for the six months ended June 30, 2011 to approximately $13.16 million for the comparable period of 2012. The decrease in cost of goods sold was mainly due to decrease in sales and production. The cost of goods sold as a percentage of sales for the six months ended June 30, 2012, was 46% as compared to 38% for the same period of 2011, which was attributable to increase in cost of goods sold for Tianfang, from 42.2% of sales for the three months ended June 30, 2011 to 49.9% of its sales for the comparable period in 2012 and increase in the cost of goods sold for Heilongjiang Weikang, from 33.8% of its sales to 40.8% of its sales. The increase in cost of goods sold for Tianfang and Heilongjiang Weikang for the six months ended June 30, 2012 was mainly due to continuous increase in costs of raw materials and labor in the PRC.

Gross profit. Gross profit was approximately $15.49 million for the six months ended June 30, 2012, as compared to approximately $27.88 million for the comparable period of 2011, a decrease of approximately $12.39 million or 44.4%. Our gross profit margin was 54% and 62% for the six months ended June 30, 2012 and 2011, respectively. The decrease in our gross profit margin for the six months ended June 30, 2012 was mainly due to increase in cost of goods sold as a percentage of sales resulting from increase in costs of raw materials and labor as a result of overall inflation in the PRC.

Operating expenses. Total operating expenses were approximately $4.75 million for the six months ended June 30, 2012 as compared to approximately $7.16 million for the same period of 2011, a decrease of approximately $2.41 million or 33.7%. This decrease in operating expenses was mainly attributable to the decrease in marketing, entertainment and travelling expenses because of less marketing and promotion activities, the decrease in freight resulting from the decline in sales, and the decrease in stock related compensation expenses as compared to the same period in 2011.  Operating expenses as a percentage of sales were 17% for the six months ended June 30, 2012 as compared to 16% for the same period of 2011. The increase in operating expenses as a percentage of sales was mainly due to decrease in sales and increase in depreciation, salary and utilities for the six months ended June 30, 2012.

Net other income. Net other income was approximately $0.19 million in the six months ended June 30, 2012 as compared to approximately $0.63 million in the comparable period of 2011.  Other income for the six months ended June 30, 2012 mainly consisted of interest income of approximately $0.19 million from our deposits in the PRC banks. Other income for the six months ended June 30, 2011 mainly consisted of lease income of approximately $0.51 million from leasing a workshop and interest income of $0.12 million from our deposits in the PRC bank.

Net income. Net income for the six months ended June 30, 2012 was approximately $7.57 million as compared to approximately $15.05 million for the same period of 2011, a decrease of approximately $7.48 million or 49.7%.  The decrease was mainly attributable to decrease in net sales.

Liquidity and Capital Resources

At June 30, 2012, the Company had cash and equivalents of approximately $81.51 million, other current assets of approximately $5.92 million, and current liabilities of approximately $2.44 million. In addition, at June 30, 2012, working capital was approximately $84.98 million and the ratio of current assets to current liabilities was 35.81-to-1.

The following is a summary of cash provided by or used in each of the indicated types of activities during six months ended June 30, 2012 and 2011, respectively:

	2012	2011
Cash provided by (used in):
Operating Activities	$11,024,235	$8,384,019
Investing Activities	$(507)	$(167,229)
Financing Activities	$-	$1,750,173

Net cash provided by operating activities was approximately $11.02 million for the six months ended June 30, 2012, as compared to approximately $8.38 million for the same period of 2011, an increase of approximately $2.64 million or 31.5%. The increase in net cash inflow from operating activities was mainly due to decrease in advances to suppliers, as well as increase in timely collections on accounts receivable during the six months ended June 30, 2012 as compared to the same period of 2011, despite of decrease in net income.

Net cash used in investing activities was $507 for the six months ended June 30, 2012, as compared to cash used in investing activities of approximately $0.17 million for the six months ended June 30, 2011.  The cash outflow during the six months ended June 30, 2012 and 2011 was mainly due to construction of a new workshop and acquisition of equipment.

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

As of June 30, 2012, all of the account receivables were within 60 days. Our accounts receivable decreased from approximately $5.87 million at December 31, 2011 to approximately $1.41 million at June 30, 2012.

The age of accounts receivable (net of bad debt allowance) as of June 30, 2012 is as follows:

As of June 30, 2012	Within 30 Days	31 Days - 60 Days	Total
Balance of accounts receivable	$-	$1,408,212	$1,408,212
Less: Bad debt allowance			$292,379
Net:			$1,115,833

Most of our customers have long-term and reliable relationships with us and our salespeople visit the clients to collect payment on a regular basis. Thus we have not had any bad debts nor delinquent accounts receivable. However, we still provided provisions for bad debt allowance because the chance of uncollectiblity is slightly increased due to longer credit terms granted to our customers.

Our bad debt allowance on accounts receivable was calculated based on 5% of the outstanding balance of the accounts receivable of our subsidiaries –Tianfang and Heilongjiang Weikang at June 30, 2012. This estimate was on the basis of the historical collection period of Tianfang, which was around 30 days, while Heilongjiang Weikang has a shorter payment collection period, which was around 10 to 20 days. Comparing the potential risk, we decided to make bad debt allowance on accounts receivable of Tianfang and Heilongjiang Weikang based on Tianfang and Heilongjiang Weikang’s accounts receivable as of June 30, 2012. We did not incur any bad debt expense for the six months ended June 30, 2012.

Advances to suppliers represent the prepayment for raw materials. Our suppliers continuously provide us quality raw materials at a reasonable price. As a necessary action, we made payments in advance to certain suppliers to secure a stable price of the raw materials to mitigate the adverse impact of continuous inflation in China. At June 30, 2012 and December 31, 2011, advances to suppliers for raw materials were approximately $4.11 million and $4.35 million, respectively.

We made payments in advance to purchase raw materials at a lower price in order to control our production costs. Whether we will make more prepayments for raw materials in the future is based on the prevailing market price of raw materials.

Net cash provided by financing activities was $0 for the six months ended June 30, 2012 compared to approximately $1.75 million cash inflow for the comparable period of 2011. The net cash inflow in financing activities during the six months ended June 30, 2012, mainly consisting of proceeds of approximately $2.02 million from sales of securities in a private placement, offset by a repayment of a related party loan of approximately $0.26 million.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Yin Wang, the Company’s Chief Executive Officer (“CEO”), and Baolin Sun, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended June 30, 2012. Based upon that evaluation, the Company’s CEO and CFO concluded that as of June 30, 2012, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal control over financial reporting occurred during the quarter ended June 30, 2012.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Please refer to our recent SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2011 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 for information regarding the status of certain legal proceedings that have been previously reported. There was no material developments relating to the legal proceedings described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 15, 2012.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

On June 21, 2012, the Company issued 255,425 and 100,000 shares of common stock to Octagon Capital Partners and Silver Rock II, Ltd. (collectively, the “Investors”), respectively, pursuant to certain anti-dilution provisions under certain subscription agreements between the Company and the Investors. In connection with the foregoing, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended for transactions not involving a public offering.

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

** Pursuant to Rule 405(a)(2) of Regulation S-T, the Company is relying upon the applicable 30-day grace period for the initial filing of its Interactive Data File required to contain detail-tagged footnotes or schedules. The Company intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q with the 30-day period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIKANG BIO-TECHNOLOGY GROUP COMPANY, INC.

Dated: August 14, 2012	By:	/s/ Yin Wang
Yin Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Baolin Sun
Baolin Sun
Chief Financial Officer
(Principal Accounting & Financial Officer)

