Form 10-Q/A
period 2012-06-30
WEIKANG BIO-TECHNOLOGY GROUP CO., INC.
filed 2012-08-30
CIK 1484042

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Weikang Bio-Technology Group Co., Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the period ended June 30, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 14, 2012, is being filed to furnish Exhibits 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibits 101 to this Amendment No. 1 to Form 10-Q furnish the following items in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholder’s Equity and (v) the Notes to the Company’s Consolidated Financial Statements.

This Amendment No. 1 is also being also filed to correct the typographical error in the Consolidated Statements of Shareholders’ Equity on page 7, whereby the total value of “Balance at June 30, 2012” should read “121,761,559” instead of “127,761,559.”

No changes have been made to the Form 10-Q except as described above.  This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements.	1

	Report of Registered Independent Public Accounting Firm	2

	Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	3

	Consolidated Statements of Income and Comprehensive Income for the six and three months ended June 30, 2012 and 2011	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	6

	Notes to Consolidated Financial Statements as of June 30, 2012 and December 31, 2011 and for the six months ended June 30, 2012 and 2011	8

	PART II—OTHER INFORMATION
Item 6.	Exhibits.

SIGNATURES

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

See Accompanying Notes to the Consolidated Financial Statements and Accountant’s Report

Weikang Bio-Technology Group Co., Inc.

Consolidated Statements of Stockholders’ Equity

For the year ended December 31, 2011 and the period ended June 30, 2012

(Stated in US Dollars)

	Shares	Amount	Additional paid in capital	Statutory reserves	Other comprehensive income	Retained Earnings	Total

Balance at January 1, 2011	29,963,551	$300	17,530,601	2,431,927	2,524,566	44,442,781	66,930,175
Shares issued for capital contribution	938,329	9	2,016,900	-	-	-	2,016,900
Shares issued for service providers	3,550,000	35	9,112,788	-	-	-	9,112,788
Net Income	-	-	-	-	-	29,631,891	29,631,891
Foreign currency translation gain	-	-	-	-	4,407,680	-	4,407,680
Balance at December 31, 2011	34,451,880	$344	$28,660,289	$2,431,927	$6,932,246	$74,074,672	$112,099,478

Balance at January 1, 2012	34,451,880	$344	$28,660,289	$2,431,927	$6,932,246	$74,074,672	$112,099,478
Net Income	-	-	-	-	-	7,569,318	7,569,318
Shares transferred to service providers	-	-	2,334,000	-	-	-	2,334,000
Shares issued for settlement of litigation	676,478	7	211,881	-	-	-	211,881
Foreign currency translation gain/(loss)	-	-	-	-	(453,125)	-	(453,125)
Balance at June 30, 2012	35,128,358	$351	$31,206,170	$2,431,927	6,479,121	81,643,990	121,761,559

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

PART II - OTHER INFORMATION

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

* Furnished herewith.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIKANG BIO-TECHNOLOGY GROUP COMPANY, INC.

Dated: August 30, 2012	By:	/s/ Yin Wang
Yin Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Baolin Sun
Baolin Sun
Chief Financial Officer
(Principal Accounting & Financial Officer)