Form 10-Q
period 2012-09-30
WEIKANG BIO-TECHNOLOGY GROUP CO., INC.
filed 2012-12-10
CIK 1484042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,128,358 shares of common stock, $.00001 par value, were outstanding as of December 5, 2012.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Weikang Bio-Technology Group Co., Inc.

Unaudited Consolidated Financial Statements

September 30, 2012 and December 31, 2011

(Stated in US Dollars)

3

Weikang Bio-Technology Group Co., Inc.

To:  The Board of Directors and Stockholders of

Weikang Bio-Technology Group Co., Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated interim balance sheets of Weikang Bio-Technology Group Co., Inc. as of September 30, 2012 and December 31, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three months and nine months periods ended September 30, 2012 and 2011. These consolidated interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

San Mateo, California	WWC, P.C.
November 28, 2012	Certified Public Accountants

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(STATED IN US DOLLARS)

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$85,524,647	$70,783,230
Account receivable	1,173,057	5,576,368
Advances to suppliers and other receivables	3,948,180	4,426,613
Inventory	508,272	1,024,467
Deferred tax asset	36,957	37,192

Total current assets	91,191,113	81,847,870

NONCURRENT ASSETS
Property and equipment, net	22,797,068	24,208,825
Construction in progress	867,371	872,891
Intangible assets	15,939,755	16,263,238

Total noncurrent assets	39,604,194	41,344,954

TOTAL ASSETS	$130,795,307	$123,192,824

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$17,299	$392,014
Taxes payable	1,824,980	6,433,014
Accrued expenses and other payables	630,117	739,797

Total current liabilities	2,472,396	7,564,825

CONTINGENCIES

DEFERRED TAX LIABILITY, NET	3,362,362	3,528,521

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value; authorized shares 100,000,000; issued and outstanding shares 35,128,358 and 34,451,880 at June 30, 2012 and December 31, 2011, respectively	351	344
Additional paid in capital	31,206,170	28,660,289
Statutory reserve	2,431,927	2,431,927
Accumulated other comprehensive income	6,172,145	6,932,246
Retained earnings	85,149,956	74,074,672

Total stockholders' equity	124,960,549	112,099,478

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$130,795,307	$123,192,824

The accompanying notes are an integral part of these consolidated financial statements.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(STATED IN US DOLLARS)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
	(UNAUDITED)		(UNAUDITED)

Net sales	$39,785,229	$64,627,022	$11,137,156	$19,404,100
Cost of goods sold	18,537,687	25,902,325	5,378,123	8,555,112

Gross profit	21,247,542	38,724,697	5,759,033	10,848,988

Operating expenses
Selling	1,872,095	3,406,809	608,225	815,770
General and administrative	4,030,264	11,140,069	548,137	6,572,746
Research and development	-	12,639	-	12,639

Total operating expenses	5,902,359	14,559,517	1,156,362	7,401,155

Income from operations	15,345,183	24,165,180	4,602,671	3,447,833

Non-operating income (expenses)

Interest income	266,181	206,287	75,690	80,087

Other income	-	538,669	-	3,591

Other expenses	(1,338)	(1,382)	-	26,625

Total non-operating income, net	264,843	743,574	75,690	110,303

Income before income tax	15,610,026	24,908,754	4,678,361	3,558,136

Income tax	4,534,742	8,682,260	1,171,230	2,381,403

Net income	11,075,284	16,226,494	3,507,131	1,176,733

Other comprehensive income
Foreign currency translation gain (loss)	(760,101)	3,430,779	(306,978)	1,682,001

Comprehensive Income	$10,315,183	$19,657,273	$3,200,153	$2,858,734

Basic weighted average shares outstanding	34,808,952	32,401,606	35,128,358	34,008,184

Diluted weighted average shares outstanding	34,808,952	32,401,606	35,128,358	34,008,184

Basic earnings per share	$0.32	$0.50	$0.10	$0.03

Diluted earnings per share	$0.32	$0.50	$0.10	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(STATED IN US DOLLARS)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,075,284	$16,226,494
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,485,424	914,421
Stock compensation	2,545,887	9,256,210
Deferred compensation	-	-
Changes in deferred tax	(144,392)	(68,961)
(Increase) decrease in current assets:
Accounts receivable	4,384,641	(5,702,481)
Advances to suppliers and other receivables	452,401	(4,258,134)
Inventory	511,654	91,451
Increase (decrease) in current liabilities:
Accounts payable	(373,651)	(191)
Unearned revenue	-	(538,669)
Accrued expenses and other payables	(105,398)	(765,182)
Taxes payable	(4,584,705)	(3,226,362)

Net cash provided by operating activities	15,247,145	11,928,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress		(149,473)
Acquisition of property & equipment	(506)	(14,794,922)

Net cash used in investing activities	(506)	(14,944,395)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from shares issued	-	2,016,900
Advance to shareholder		1,702
Advance to related party	-	-

Net cash provided by financing activities	-	2,018,602

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(505,222)	2,111,226

INCREASE IN CASH & EQUIVALENTS	14,741,417	1,114,029

CASH & EQUIVALENTS, BEGINNING OF PERIOD	70,783,230	50,363,812

CASH & EQUIVALENTS, END OF PERIOD	$85,524,647	$51,477,841

Supplemental Cash flow data:
Income tax paid	$5,930,482	$10,942,323
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WEIKANG BIO-TECHNOLOGY GROUP CO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2011 AND THE PERIOD ENDED SEPTEMBER 30, 2012

(STATED IN US DOLLARS)

			Additional paid in	Statutory	Other comprehensive	Retained
	Shares	Amount	capital	reserves	income	earnings	Total
Balance at January 1, 2011	29,963,551	$300	$17,530,601	$2,431,927	$2,524,566	$44,442,781	$66,930,175
Shares issued for capital contribution	938,329	9	2,016,900	-	-	-	2,016,909
Shares issued for service providers	3,550,000	35	9,112,788	-	-	-	9,112,823
Net income	-	-	-	-	-	29,631,891	29,631,891
Foreign currency translation gain	-	-	-	-	4,407,680	-	4,407,680
Balance at December 31, 2011	34,451,880	$344	$28,660,289	$2,431,927	$6,932,246	$74,074,672	$112,099,478

Balance at January 1, 2012	34,451,880	$344	$28,660,289	$2,431,927	$6,932,246	$74,074,672	$112,099,478
Net income	-	-	-	-	-	11,075,284	11,075,284
Shares issued for settlement of litigation	676,478	7	211,881	-	-	-	211,888
Shares transfered for service providers	-	-	2,334,000	-	-	-	2,334,000
Foreign currency translation loss	-	-	-	-	(760,101)	-	(760,101)
Balance at September 30, 2012	35,128,358	$351	$31,206,170	$2,431,927	$6,172,145	$85,149,956	$124,960,549

The accompanying notes are an integral part of these consolidated financial statements.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

And for the nine months ended September 30, 2012 and 2011

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

And for the nine months ended September 30, 2012 and 2011

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

The consolidated interim financial information as of September 30, 2012 and for the nine and three month periods ended September 30, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2012, its consolidated results of operations and cash flows for the nine and there month periods ended September 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

And for the nine months ended September 30, 2012 and 2011

(Stated in US Dollars)

C.	Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

D.	Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on management’s analysis noted above, the Company made allowance for bad debts of $291,637 and $293,493 at September 30, 2012 and December 31, 2011, respectively.

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

We evaluate the recoverability of long-lived assets with finite lives in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows. Fair value is generally determined by the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2012 and December 31, 2011, there were no significant impairments of its long-lived assets.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

And for the nine months ended September 30, 2012 and 2011

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expenses and penalties are classified in selling, general and administrative expenses in the statements of income. At September 30, 2012 and December 31, 2011, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

Sales returns and allowances was $0 for the nine and three months ended September 30, 2012 and 2011. The Company does not provide unconditional right of return, price protection or any other concessions to its dealers or other customers.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

And for the nine months ended September 30, 2012 and 2011

(Stated in US Dollars)

K.	Cost of Goods Sold

Cost of goods sold consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventory to the lower of cost or market is also recorded in cost of goods sold.

L.	Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the PRC and the US. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the US. Balances at financial institutions within the PRC are not covered by insurance. As of September 30, 2012 and December 31, 2011, the Company had no deposit in the bank located in US which was in excess of federally insured limits; the Company had $85,516,056 and $70,783,230 deposits in the banks in China, respectively. The Company’s financial institutions in China are reputable banks and majority owned by the Chinese government. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

And for the nine months ended September 30, 2012 and 2011

(Stated in US Dollars)

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of September 30, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the nine and three months ended September 30, 2012 and 2011 included net income and foreign currency translation adjustments.

P.	Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718 and 505, “Share Based Payment”. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Q.	Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the nine and three months ended September 30, 2012 and 2011, there were no dilutive shares outstanding due to anti-dilutive feature. The following table presents a reconciliation of basic and diluted earnings per share for the nine and three months ended September 30, 2012 and 2011:

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

And for the nine months ended September 30, 2012 and 2011

(Stated in US Dollars)

	Nine Months Ended September 30,
	2012	2011
Net income	$11,075,284	$16,226,494

Weighted average shares outstanding – basic	34,808,952	32,401,606
	-
Weighted average shares outstanding – diluted	34,808,952	32,401,606

Earnings per share – basic	$0.32	$0.50
Earnings per share - diluted	$0.32	$0.50

	Three Months Ended September 30,
	2012	2011
Net income	$3,507,131	$1,176,733

Weighted average shares outstanding – basic	35,128,358	34,008,184

Weighted average shares outstanding – diluted	3,5128,358	34,008,184

Earnings per share – basic	$0.10	$0.03
Earnings per share - diluted	$0.10	$0.03

R.	Segment Reporting

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

As of September 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

And for the nine months ended September 30, 2012 and 2011

(Stated in US Dollars)

3.	Accounts Receivable

	9/30/2012	12/31/2011
Accounts receivable	$1,464,694	$5,869,861
Less: Allowance for doubtful accounts	(291,637)	(293,493)
	$1,173,057	$5,576,368

Allowance for bad debt:	9/30/2012	12/31/2011
Beginning balance	$(293,493)	$-
Additions to allowance	-	(293,493)
Effect of exchange rate change	(1,856)	-
Ending balance	$(291,637)	$(293,493)

The Company offers credit terms of between 30 to 60 days to most of their customers.

4.	Advances to Suppliers and Other Receivables

Advances to suppliers and other receivables at September 30, 2012 and December 31, 2011 were as follows:

	2012	2011
Prepaid IR expense	$16,805	$72,500
Advance to suppliers	3,930,401	4,353,369
Other	974	744
Total	$3,948,180	$4,426,613

5.	Inventory

Inventory at September 30, 2012 and December 31, 2011 was as follows:

	2012	2011
Raw materials	$89,493	$299,271

Work in progress	-	233,820
Packing materials	267,034	265,822
Finished goods	151,745	225,554
Total	$508,272	$1,024,467

6.	Property and Equipment, net

Property and equipment consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Building	$24,026,024	$24,178,930
Building improvements	982,412	988,664
Production equipment	2,573,225	2,589,602
Office furniture and equipment	231,093	232,056
Vehicles	132,715	133,559
	27,945,469	28,122,811
Less: Accumulated depreciation	(5,148,401)	(3,913,986)
	$22,797,068	$24,208,825

Depreciation for the nine months ended September 30, 2012 and 2011 was $1,263,951 and $847,978, respectively.

Depreciation for the three months ended September 30, 2012 and 2011 was $418,283 and $380,504, respectively.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

And for the nine months ended September 30, 2012 and 2011

(Stated in US Dollars)

7.	Construction in Progress

At September 30, 2012 and December 31, 2011, construction in progress consisted of the payment for constructing a manufacturing line for producing licorice flavonoids. The construction was substantially completed at the end of 2011. However, the manufacturing line is in the process of final inspection before put in use.

8.	Intangible Assets

Intangible assets consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Land use right	$13,209,369	$13,293,435
Goodwill arising from acquisition of Tianfang	3,856,908	3,881,455
Software and internet domain	8,653	8,708
	17,074,930	17,183,598
Less: Accumulated amortization	(1,135,175)	(920,360)
	$15,939,755	$16,263,238

All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants users a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis over 50 years.

Amortization for the nine months ended September 30, 2012 and 2011 was $293,786 and $215,256, respectively. Amortization for the three months ended September 30, 2012 and 2011 was $73,823 and $72,666, respectively. Amortization for the next five years from September 30, 2012 is expected to be $295,000, $295,000, $295,000, $295,000 and $295,000, respectively.

9.	Major Customers and Vendors

There were no customers who accounted for over 10% of the Company’s total sales for the nine and three months ended September 30, 2012 and 2011.

Three venders provided 44% of the Company’s purchases of raw materials for the nine months ended September 30, 2012. Each vendor accounted for 20%, 46%, and 11% of the purchases. The Company did not have accounts payable to these vendors at September 30, 2012.

A vendor provided 25% of the Company’s purchases of raw materials for the nine months ended September 30, 2011.  The vendor accounted for 25% of the purchases. At September 30, 2011 the total payable balance due to the vendor was $81,654.

Two venders provided 41% of the Company’s purchases of raw materials for the three months ended September 30, 2012. Each vendor accounted for 24%, and 17% of the purchases. At September 30, 2011, the total payable balance due to these two vendors was $163,537.

A vendor provided 27% of the Company’s purchases of raw materials for the three months ended September 30, 2011.  The vendor accounted for 27% of the purchases. At September 30, 2011, the total payable balance due to the vendor was $81,654.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

And for the nine months ended September 30, 2012 and 2011

(Stated in US Dollars)

10.	Taxes Payable

Taxes payable consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Income taxes	$1,346,952	$4,960,139
Value added taxes	382,564	1,310,687
Sales tax payable	55,196	55,548
Other	40,268	106,640
	$1,824,980	$6,433,014

11.	Other Payables and Accrued Expenses

Accrued expenses consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Sales commission	$618,451	$622,387

Accrued expenses		26,035
Auditing	-	83,173
Other payables	11,584	8,202
	$630,035	$739,797

12.	Deferred Tax Asset (Liability)

Deferred tax represented differences between the tax basis and book basis of property, equipment and land use right.

At September 30, 2012 and December 31, 2011, deferred tax asset (liability) consisted of the following:

	2012	2011
Deferred tax asset on bad debt allowance - current	$36,957	$37,192
Deferred tax asset (net) on property and equipment and land use right for basis differences since acquisition of Heilongjiang Weikang and Tianfang – noncurrent	$505,780	$364,238
Deferred tax asset arising from the acquisition of Heilongjiang Weikang - noncurrent	31,896	32,099
Deferred tax liability arising from the acquisition of Tianfang - noncurrent	(3,900,038)	(3,924,858)
Deferred tax liability, net - noncurrent	$(3,362,362)	$(3,528,521)

13.	Income Taxes

Weikang and Sinary were incorporated in the US and have net operating losses (NOL) for income tax purposes. Weikang and Sinary had NOL carry forwards for income taxes $16,861,498 and $1,182,510 at September 30, 2012, respectively, which may be available to reduce future years’ taxable income as NOL; NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses is uncertain due to Weikang and Sinary’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Heilongjiang Weikang and Tianfang are governed by the Income Tax Law of the PRC concerning the private enterprises that are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

And for the nine months ended September 30, 2012 and 2011

(Stated in US Dollars)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2012 and 2011:

	2012	2011
US statutory rates	34.0%	34.0%
Tax rate difference	(10.5)%	(12.5)%
Valuation allowance for US NOL	5.7%	13.3%
Other	(0.2)%	-%
Tax per financial statements	29.0%	34.9%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2012 and 2011:

	2012	2011
US statutory rates	34.0%	34.0%
Tax rate difference	(9.0)%	(24.1)%
Valuation allowance for US NOL	0.1%	57.0%
Other	(0.1)%	-%
Tax per financial statements	25.0%	66.9%

The provisions for income taxes for the nine months ended September 30, 2012 and 2011 consisted of the following:

	2012	2011
Income tax expense - current	$4,678,587	$8,751,221
Income tax benefit - deferred	(143,845)	(68,961)
Total income tax expenses	$4,534,742	$8,682,260

The provisions for income taxes for the three months ended September 30, 2012 and 2011 consisted of the following:

	2012	2011
Income tax expense - current	$1,219,239	$2,405,840
Income tax benefit - deferred	(48,009)	(23,244)
Total income tax expenses	$1,171,230	$2,381,403

14.	Stockholders’ Equity

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

And for the nine months ended September 30, 2012 and 2011

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

And for the nine months ended September 30, 2012 and 2011

(Stated in US Dollars)

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

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2010	1,437,786	3.98	2.46
Exercisable at December 31, 2010	1,437,786	3.98	2.46

Granted – warrants to placement agents	75,000	2.40	3.00
Granted – series C warrants	234,582	3.60	3.00
Granted – series D warrants	234,582	4.80	3.00

Outstanding at December 31, 2011	1,981,950	3.97	1.63
Exercisable at December 31, 2011	1,981,950	3.97	1.63

Exercised	-
Forfeited	-
Outstanding at September 30, 2012	1,981,950	3.97	0.88
Exercisable at September 30, 2012	1,981,950	3.97	0.88

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

And for the nine months ended September 30, 2012 and 2011

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

And for the nine months ended September 30, 2012 and 2011

(Stated in US Dollars)

On April 11, 2012, the Company issued 321,053 shares to four investors of the company for the settlement of anti-dilution litigation. The stock was valued at $0.35 per share. During the second quarter of 2012, the Company recorded $112,369 as stock-based compensation.

On May 6, 2012, one of the Company’s majority shareholders agrees to transfer a total of 7,780,000 shares of common stock of the Company to 55 consultants on behalf of the Company in consideration for services performed by the consultants. The stock was valued at $0.30 per share. The Company recorded $2,334,000 as consulting fee with corresponding account crediting to paid in capital during the second quarter of 2012.

On June 4, 2012, the Company issued 355,425 shares to two investors of the company for the settlement of anti-dilution litigation. The stock was valued at $0.28 per share. During the second quarter of 2012, the Company recorded $99,519 as stock-based compensation.

Option to legal counsel

On October 4, 2010, the Company granted stock options to its legal counsel to acquire 20,000 shares of the Company’s common stock, at $2.70 per share, vested immediately with a life of 3 years. The options were vested in the grant date. The fair value of the options was calculated using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date fair value of options was $35,132. The Company recorded $35,132 as stock-based compensation during 2010. The weighted remaining contractual term for the option was 1.01 years at September 30, 2012.

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

Weikang Bio-Technology Group Co., Inc.

Notes to Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011

And for the nine months ended September 30, 2012 and 2011

(Stated in US Dollars)

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

On July 22, 2008, Heilongjiang Weikang completed the acquisition of 100% of the issued and outstanding equity interests of Tianfang for $15,000,000 (RMB 102,886,500). The total consideration for acquisition exceeded fair value of the net assets acquired by approximately $3,885,524. The excess was recorded as goodwill. Goodwill was recorded as intangible assets.  As of September 30, 2012, the Company concluded there was no impairment of goodwill.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operation of the Company for the three and nine months ended September 30, 2012 and 2011 should be read in conjunction with the financial statements, and the notes to those statements that are included elsewhere in this quarterly report.

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

Overview

Weikang Bio-Technology Group Co., Inc. (“we”, “us”, the “Company”) was incorporated in Florida on May 12, 2004 as Expedition Leasing, Inc. On December 7, 2007, we acquired Sinary Bio-Technology Holdings Group, Inc. (“Sinary”), a Nevada corporation and, as a result, Sinary’s wholly-owned subsidiary Heilongjiang Weikang Bio-Technology Group Co., Ltd. (“Heilongjiang Weikang”), a limited liability company in the People’s Republic of China (“PRC”), by exchanging 24,725,200 shares of our common stock for 100% of the issued and outstanding common stock of Sinary.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

28

	2012		2011
		Percentage of Total Sales		Percentage of Total Sales
Net sales	$11,137,156		$19,404,100
Cost of goods sold	5,378,123	48%	8,555,112	44%
Gross profit	5,759,033	52%	10,848,988	56%
Operating expenses	1,156,362	10%	7,401,155	38%
Income from operations	4,602,671	41%	3,447,833	18%
Other income, net	75,690	1%	110,303	1%
Income taxes	1,171,230	11%	2,381,403	12%
Net income	$3,507,131	31%	$1,176,733	6%

Net sales. Net sales for the three months ended September 30, 2012 were approximately $11.14 million, as compared to approximately $19.40 million for the three months ended September 30, 2011, a decrease of approximately $8.27 million or 42.6%.  The decrease in sales was primarily a result of decrease in units of products sold for the three months ended September 30, 2012. In April 2012, some PRC companies were exposed to have produced and sold gel capsules made with industrial gelatin, which contains excessive chromium, a toxic heavy metal. The revelation of production and sale of toxic capsules have caused nationwide negative perception on capsule products. As approximately 24.9% of our products are capsule based, our sales were adversely affected. The Company believes, however, as the PRC government has taken remedial measures and exerted strict control on the quality of capsules, the customers will regain their confidence in the capsule products and our sales will gradually improve. Additionally, the Company is actively seeking different sales channels, including attending China National Pharmaceuticals Fair, to market and promote its products.

A break-down of the Company’s sales by product for each of the three months ended September 30, 2012 and 2011 is as follows:

	2012			2011
Product Category	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales

Rongrun Energy Keeping Capsules	31,120	336,847	3.02%	72,840	766,528	3.95%
Rongrun Vitamin Sugar Capsules	37,040	400,926	3.60%	94,350	992,889	5.12%
Rongrun Intestine Cleansing Capsules	30,160	326,456	2.93%	68,820	724,223	3.73%
Rongrun Artery Cleansing Capsules	30,810	333,492	2.99%	79,500	836,614	4.31%
Rongrun Royal Jelly Extract	36,540	395,514	3.55%	83,360	877,234	4.52%
Oral Liquid	281,680	1,029,018	9.24%	292,080	1,037,369	5.35%
Rongrun Kidney Boost Tonic	3,988	323,750	2.91%	6,210	490,129	2.53%
Sha Bai Shuanghuai	9,352	211,312	1.90%	24,210	531,838	2.74%
Gouqi Xi Pu	9,762	220,576	1.98%	24,010	527,444	2.72%
Rongrun Perilla Seed	9,170	334,993	3.01%	16,680	592,417	3.05%
Rongrun Yangshen Dan	45,908	354,052	3.18%	56,910	426,708	2.20%
Rongrun Forest Frog Oil Soft Capsule	9,410	261,004	2.34%	14,580	393,169	2.03%
HaGe Jiao Lan	9,286	209,821	1.88%	24,050	528,323	2.72%
Ferrous FumarateGranule	887,550	1,537,114	13.80%	1,106,908	1,863,783	9.61%
Eucommia Ulmoides Oliv Granule	993,480	2,060,127	18.50%	1,040,120	2,417,765	12.46%
Bushen Qiangshen Tablet	394,310	522,838	4.69%	1,164,240	1,500,847	7.73%
Tinidazole Vaginal Effervescent Tablet	485,460	709,383	6.37%	1,204,400	1,711,049	8.82%
Ranitidine Hydrochloride Capsule	1,837,010	1,118,478	10.06%	3,373,200	1,996,744	10.28%
Shouwu Long Life	221,670	278,929	2.50%	617,160	755,003	3.89%
LysozymeBuccal	187,254	172,526	1.55%	485,050	434,024	2.24%

Total	5,550,960	11,137,156	100%	9,848,678	19,404,100	100%

Cost of goods sold. Cost of goods sold decreased approximately $3.18 million or 37.1%, from approximately $8.56 million for the three months ended September 30, 2011 to approximately $5.38 million for the comparable period of 2012. The decrease in cost of goods sold was mainly due to decrease in sales and production. The cost of goods sold as a percentage of sales for the three months ended September 30, 2012, was 48% as compared to 44% for the same period of 2011, which was attributable to increase in cost of goods sold for Tianfang, from 48.5% of its sales for the three months ended September 30, 2011 to 49.5% of its sales for the comparable period in 2012, and increase in the cost of goods sold for Heilongjiang Weikang from 36.5% of its sales to 40.3% of its sales. The increase in cost of goods sold for Tianfang and Heilongjiang Weikang for the three months ended September 30, 2012 was mainly due to the continuous increase in costs of raw materials and labor in the PRC.

Gross profit. Gross profit was approximately $5.76 million for the three months ended September 30, 2012, as compared to approximately $10.85 million for the comparable period of 2011, a decrease of approximately $5.09 million or 46.9%. Our gross profit margin was 52% and 56% for the three months ended September 30, 2012 and 2011, respectively. The decrease in our gross profit margin for the three months ended September 30, 2012 was mainly due to increase in cost of goods sold as a percentage of sales resulting from increase in costs of raw materials and labor as a result of overall inflation in the PRC.

Operating expenses. Total operating expenses were approximately $1.16 million for the three months ended September 30, 2012 as compared to approximately $7.40 million for the same period of 2011, a decrease of approximately $6.24 million or 84.4%. This decrease in operating expenses was mainly attributable to (i) the decrease in marketing, entertainment and travelling expenses because of limited marketing and promotion activities, (ii) the decrease in freight resulting from the decline in sales and the (iii) decrease in stock related compensation expenses for the three months ended September 30, 2012.  Operating expenses as a percentage of sales were 10% for the three months ended September 30, 2012 as compared to 38% for the same period of 2011. The decrease in operating expenses as a percentage of sales was mainly due to decrease in sales and increase in depreciation, salary, related stock compensation and utilities for the three months ended September 30, 2012.

Net other income. Net other income was approximately $0.08 million for the three months ended September 30, 2012 as compared to approximately $0.11 million in the comparable period of 2011.  Other income for the three months ended September 30, 2012 mainly consisted of interest income of approximately $0.08 million from our deposits in the PRC banks. Other income for the three months ended September 30, 2011 mainly consisted of income from bank interest, leasing a workshop and licensing the right to use our technology for manufacturing royal jelly.

Net income. Net income for the three months ended September 30, 2012 was approximately $3.51 million as compared to approximately $1.18 million for the same period of 2011, an increase of approximately $2.33 million or 198%.  The increase was mainly attributable to decrease in operating expenses.

Comparison of the Nine Months Ended September 30, 2012 and 2011

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

	2012		2011
		Percentage of Total Sales		Percentage of Total Sales
Net sales	$39,785,229		$64,627,022
Cost of goods sold	18,537,687	46%	25,902,325	40%
Gross profit	21,247,542	54%	38,724,697	60%
Operating expenses	5,902,359	17%	14,559,517	23%
Income from operations	15,345,183	37%	24,165,180	37%
Other income, net	264,843	1%	743,574	1%
Income taxes	4,534,742	12%	8,682,260	13%
Net income	$11,075,284	26%	$16,226,494	25%

Net sales. Net sales for the nine months ended September 30, 2012 were approximately $39.79 million, as compared to approximately $64.63 million for the nine months ended September 30, 2011, a decrease of approximately $24.84 million or 38.4%.  The decrease in sales was primarily a result of decrease in units of products sold for the nine months ended September 30, 2012 due to the Company’s relatively fewer marketing and promotion activities during the first quarter of 2012. During the first quarter of 2011, the Company had a six-month promotion plan starting from the fourth quarter of 2010 to the end of first quarter of 2011. However, in April 2012, some PRC companies were exposed to have produced and sold gel capsules made with industrial gelatin, which contains excessive chromium, a toxic heavy metal. The revelation of production and sale of toxic capsules have caused national wide negative perception on capsule products. As approximately 27.5% of our products are capsule based, our sales were adversely affected. We believe, however, as the PRC government has taken remedial measures and exerted strict control on the quality of capsule, the customers will regain their confidence in the capsule products and our sales will gradually improve. Additionally, the Company is actively seeking different sales channels, including attending China National Pharmaceuticals Fair, to market and promote its products.

A break-down of our sales by product for each of the nine months ended September 30, 2012 and 2011 is as follows:

	2012			2011
Product Category	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales
Rongrun Energy Keeping Capsules	155,140	1,679,257	4.22%	232,430	2,445,963	3.78%
Rongrun Vitamin Sugar Capsules	162,160	1,755,242	4.41%	264,410	2,782,503	4.31%
Rongrun Intestine Cleansing Capsules	149,220	1,615,178	4.06%	223,440	2,351,358	3.64%
Rongrun Artery Cleansing Capsules	149,610	1,619,399	4.07%	237,850	2,503,001	3.87%
Rongrun Royal Jelly Extract	164,630	1,781,978	4.48%	246,180	2,590,661	4.01%
Oral Liquid	635,110	2,320,150	5.83%	790,350	2,07,056	4.34%
Rongrun Kidney Boost Tonic	10,379	842,578	2.12%	33,040	2,607,709	4.04%
Sha Bai Shuanghuai	34,472	778,908	1.96%	93,290	2,049,365	3.17%
Gouqi Xi Pu	35,212	795,629	2.00%	93,194	2,047,257	3.17%
Rongrun Perilla Seed	30,057	1,098,026	2.76%	62,090	2,205,227	3.41%
Rongrun Yangshen Dan	136,948	1,056,170	2.65%	275,420	2,065,086	3.20%
Rongrun Forest Frog Oil Soft Capsule	28,292	784,731	1.97%	61,650	1,662,474	2.57%
HaGe Jiao Lan	51,966	1,174,192	2.95%	58,416	1,283,264	1.99%
Ferrous FumarateGranule	2,765,130	4,788,823	12.04%	4,112,937	6,948,084	10.75%
Eucommia Ulmoides Oliv Granule	2,876,240	6,090,357	15.31%	3,178,003	6,542,391	10.50%
Bushen Qiangshen Tablet	2,109,990	2,797,755	7.03%	4,666,718	6,015,968	8.93%
Tinidazole Vaginal Effervescent Tablet	2,284,260	3,337,894	8.39%	4,425,964	6,287,811	9.73%
Ranitidine Hydrochloride Capsule	5,744,310	3,497,467	8.79%	9753656	5,773,615	8.93%
Shouwu Long Life	980,120	1,233,291	3.10%	1,783,484	2,181,826	3.38%
LysozymeBuccal	798,048	734,939	1.85%	1,650,185	1,476,403	2.28%
Others		3,265	0.01%
Total	19,301,294	39,785,229	100.00%	3,242,707	64,627,022	100%

Cost of goods sold. Cost of goods sold decreased approximately $7.36 million or 28.4%, from approximately $25.90 million for the nine months ended September 30, 2011 to approximately $18.54 million for the comparable period of 2012. The decrease in cost of goods sold was mainly due to decrease in sales and production. The cost of goods sold as a percentage of sales for the nine months ended September 30, 2012, was 47% as compared to 40% for the same period of 2011, which was attributable to increase in cost of goods sold for Tianfang, from 48.5% of sales for the three months ended September 30, 2011 to 49.5% of its sales for the comparable period in 2012 and increase in the cost of goods sold for Heilongjiang Weikang, from 36.5% of its sales to 40.3% of its sales. The increase in cost of goods sold for Tianfang and Heilongjiang Weikang for the nine months ended September 30, 2012 was mainly due to continuous increase in costs of raw materials and labor in the PRC.

Gross profit. Gross profit was approximately $21.25 million for the nine months ended September 30, 2012, as compared to approximately $38.72 million for the comparable period of 2011, a decrease of approximately $17.48 million or 45.1%. Our gross profit margin was 53% and 60% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in our gross profit margin for the nine months ended September 30, 2012 was mainly due to increase in cost of goods sold as a percentage of sales resulting from increase in costs of raw materials and labor as a result of overall inflation in the PRC.

Operating expenses. Total operating expenses were approximately $5.90 million for the nine months ended September 30, 2012 as compared to approximately $14.56 million for the same period of 2011, a decrease of approximately $8.66 million or 59.45%. This decrease in operating expenses was mainly attributable to (i) the decrease in marketing, entertainment and travelling expenses because of less marketing and promotion activities, (ii) the decrease in freight resulting from the decline in sales, and (iii) the decrease in stock related compensation expenses as compared to the same period in 2011.  Operating expenses as a percentage of sales were 15% for the nine months ended September 30, 2012 as compared to 23% for the same period of 2011. The decrease in operating expenses as a percentage of sales was mainly due to decrease in sales and increase in depreciation, salary, related stock compensation and utilities for the nine months ended September 30, 2012.

Net other income. Net other income was approximately $0.26 million in the nine months ended September 30, 2012 as compared to approximately $0.74 million in the comparable period of 2011.  Other income for the nine months ended September 30, 2012 mainly consisted of interest income of approximately $0.27 million from our deposits in the PRC banks. Other income for the nine months ended September 30, 2011 mainly consisted of lease income of approximately $0.54 million from leasing a workshop and interest income of $0.21 million from our deposits in the PRC bank.

Net income. Net income for the nine months ended September 30, 2012 was approximately $11.08 million as compared to approximately $16.2 million for the same period of 2011, a decrease of approximately $5.15 million or 31.8%.  The decrease was mainly attributable to decrease in net sales.

Liquidity and Capital Resources

At September 30, 2012, the Company had cash and equivalents of approximately $85.52 million, other current assets of approximately $5.67 million, and current liabilities of approximately $2.47 million. In addition, at September 30, 2012, working capital was approximately $88.72 million and the ratio of current assets to current liabilities was 35.88-to-1.

The following is a summary of cash provided by or used in each of the indicated types of activities during nine months ended September 30, 2012 and 2011, respectively:

	2012	2011
Cash provided by (used in):
Operating Activities	$15,247,145	$11,928,596
Investing Activities	$(506)	$(14,794,922)
Financing Activities	$-	$2,018,602

Net cash provided by operating activities was approximately $15.25 million for the nine months ended September 30, 2012, as compared to approximately $11.93 million for the same period of 2011, an increase of approximately $3.32 million or 27.8%. The increase in net cash inflow from operating activities was mainly due to decrease in advances to suppliers, as well as increase in timely collections on accounts receivable during the nine months ended September 30, 2012 as compared to the same period of 2011, despite of decrease in net income.

Net cash used in investing activities was $506 for the nine months ended September 30, 2012, as compared to cash used in investing activities of approximately $14.94 million for the nine months ended September 30, 2011.  The cash outflow during the nine months ended September 30, 2012 and 2011 was mainly due to construction of a new workshop and acquisition of equipment.

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

As of September 30, 2012, all of the account receivables were within 60 days. Our accounts receivable decreased from approximately $5.58 million at December 31, 2011 to approximately $1.17 million at September 30, 2012.

The age of accounts receivable (net of bad debt allowance) as of September 30, 2012 is as follows:

As of September 30, 2012	Within 30 Days	31 Days - 60 Days	Total
Balance of accounts receivable	$-	$1,464,694	$1,464,694
Less: Bad debt allowance			$291,637
Net:			$1,173,057

Most of our customers have long-term and reliable relationships with us and our salespeople visit the clients to collect payment on a regular basis. Thus we have not had any bad debts nor delinquent accounts receivable. However, we still provided provisions for bad debt allowance because the chance of uncollectiblity is slightly increased due to longer credit terms granted to our customers.

Our bad debt allowance on accounts receivable was calculated based on 5% of the outstanding balance of the accounts receivable of our subsidiaries –Tianfang and Heilongjiang Weikang at September 30, 2012. This estimate was on the basis of the historical collection period of Tianfang, which was around 30 days, while Heilongjiang Weikang has a shorter payment collection period, which was around 10 to 20 days. Comparing the potential risk, we decided to make bad debt allowance on accounts receivable of Tianfang and Heilongjiang Weikang based on Tianfang and Heilongjiang Weikang’s accounts receivable as of September 30, 2012. We did not incur any bad debt expense for the nine months ended September 30, 2012.

Advances to suppliers represent the prepayment for raw materials. Our suppliers continuously provide us quality raw materials at a reasonable price. As a necessary action, we made payments in advance to certain suppliers to secure a stable price of the raw materials to mitigate the adverse impact of continuous inflation in China. At September 30, 2012 and December 31, 2011, advances to suppliers for raw materials were approximately $3.93 million and $4.35 million, respectively.

We made payments in advance to purchase raw materials at a lower price in order to control our production costs. Whether we will make more prepayments for raw materials in the future is based on the prevailing market price of raw materials.

Net cash provided by financing activities was $0 for the nine months ended September 30, 2012 compared to approximately $2.02 million cash inflow for the comparable period of 2011. The net cash inflow in financing activities during the nine months ended September 30, 2012, mainly consisting of proceeds of approximately $2.02 million from sales of securities in a private placement.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Yin Wang, the Company’s Chief Executive Officer (“CEO”), and Baolin Sun, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended September 30, 2012. Based upon that evaluation, the Company’s CEO and CFO concluded that as of September 30, 2012, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal control over financial reporting occurred during the quarter ended September 30, 2012.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits

2.1	Share Exchange Agreement among Expedition Leasing Inc. (“Expedition Leasing”), certain stockholders of Expedition Leasing, Sinary Bio-Technology Holding Group, Inc. (“Sinary”) and the sole stockholder of Sinary dated December 7, 2007 (1)
2.2	Equity Transfer Agreement between Sinary and the owners of 100% of the registered equity of Heilongjiang Weikang Bio-Technology Group Co., Ltd. Dated October 25, 2007 (1)
2.3	Agreement and Plan of Merger dated as of June 4, 2008 between Expedition Leasing and Weikang (2)
3.1	Articles of Incorporation of Weikang (2)
3.2	Bylaws of Weikang (2)
4.1	Form of Series A and B Common Stock Warrant (3)
4.2	Form of Series C Warrant (4)
4.3	Form of Series D Warrant (4)
4.4	Form of warrants issued to the placement agents (4)
4.5	Form of Subscription Agreement, by and between Weikang Bio-Technology Group Company, Inc. and the investors. (4)
4.6	Form of Registration Rights Agreement, by and between Weikang Bio-Technology Group Company, Inc. and the investors. (4)
4.7	Form of Lock-Up Agreement (4)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

(1) Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 10, 2007.

(2) Incorporated by reference from the Company’s Schedule 14C filed with the SEC on May 14, 2008.

(3) Incorporated by reference from the Company’s Form 8-K filed with the SEC on January 26, 2010.

(4) Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 8, 2010

* Filed herewith.

 ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIKANG BIO-TECHNOLOGY GROUP COMPANY, INC.

Dated: December 10, 2012	By:	/s/ Yin Wang
Yin Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Baolin Sun
Baolin Sun
Chief Financial Officer
(Principal Accounting & Financial Officer)

